Form 10-Q
period 2015-09-30
ARRIS International Ltd
filed 2015-11-16
CIK 1645494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

Commission file number 333-205442

ARRIS INTERNATIONAL LIMITED
(Exact name of registrant as specified in its charter)

England and Wales	98-1241619
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

3871 Lakefield Drive, Suwanee GA	30024
(Address of principal executive offices)	(Zip Code)

(678) 473-2000
(Registrant's telephone number, including area code)

Not applicable
(Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

There were 100 Ordinary Shares outstanding as of September 30, 2015.

The registrant meets the conditions set forth in General Instructions (H)(1)(a) and (b) of Form 10-Q and therefore is filing this form with the reduced disclosure format permitted by Form 10-Q.

ARRIS International Limited

FORM 10-Q

For the Quarterly Period Ended September 30, 2015

INDEX

		Page
Part I. Financial Information

Item 1.	Consolidated Financial Statements (unaudited)

	a) Consolidated Balance Sheet as of September 30, 2015	3

	b) Consolidated Statements of Operations for the period from April 20, 2015 (date of incorporation) to September 30, 2015 and for the three months ended September 30, 2015	4

	c) Consolidated Statements of Comprehensive Income the period from April 20, 2015 (date of incorporation) to September 30, 2015 and for the three months ended September 30, 2015	5

	d) Consolidated Statement of Cash Flows for the period from April 20, 2015 (date of incorporation) to September 30, 2015	6

	e) Notes to the Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	11

Item 4.	Controls and Procedures	12

Part II. Other Information

Item 6.	Exhibits	13

Signatures		14

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARRIS INTERNATIONAL LIMITED

CONSOLIDATED BALANCE SHEET

(in thousands) (unaudited)

September 30,
2015
ASSETS
Current assets:
Other current assets	-
Total current assets	-
Deferred costs for future issuance of ordinary shares (see note 4)	2,340
Deferred debt issuance costs (see note 3)	10,871
Total assets	$13,211

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Total current liabilities	-
Total liabilities	$-
EQUITY
Shareholder’s equity:
Ordinary shares (see note 4)	-
Redeemable shares (see note 4)	77
Additional paid-in Capital	13,890
Accumulated deficit	(756)
Total shareholder’s equity	$13,211
Total liabilities and shareholder’s equity	$13,211

See accompanying notes to the consolidated financial statements.

ARRIS INTERNATIONAL LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands) (unaudited)

	Three Months Ended September 30, 2015	April 20, 2015 (date of incorporation) to September 30, 2015
Revenues:
Total Revenues	$-	$-
Expenses:
Total expenses	704	756
Loss before income taxes	(704)	(756)
Income tax expense	-	-
Net loss	$(704)	$(756)

Net loss per ordinary share:
Basic	$(7)	$(8)

Weighted average ordinary shares:
Basic and Diluted	100	100

See accompanying notes to the consolidated financial statements.

4

ARRIS INTERNATIONAL LIMITED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands) (unaudited)

	Three Months Ended September 30, 2015	April 20, 2015 (date of incorporation) to September 30, 2015

Net Loss	$(704)	$(756)
Other comprehensive loss, net of tax
Other comprehensive loss	-	-
Comprehensive loss	$(704)	$(756)

See accompanying notes to the consolidated financial statements.

ARRIS INTERNATIONAL LIMITED

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands) (unaudited)

April 20, 2015 (date of incorporation) to September 30, 2015
Operating activities:
Net loss	$(756)
Net cash used in operating activities	(756)

Investing activities:
Net cash provided by investing activities	-

Financing activities:
Costs for future issuance of ordinary shares (see note 4)	(2,340)
Debt issuance costs (see note 3)	(10,871)
Proceeds from ordinary shares	-
Proceeds from redeemable shares	77
Proceeds from capital contributions	13,890
Net cash provided by financing activities	756
Net increase (decrease) in cash and cash equivalents	-
Cash and cash equivalents at beginning of period	-
Cash and cash equivalents at end of period	$-

See accompanying notes to the consolidated financial statements.

ARRIS INTERNATIONAL LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Organization

ARRIS International Limited (“ARRIS International” or the “Company”) is a private limited company incorporated under the laws of England and Wales and a wholly-owned subsidiary of ARRIS Group, Inc. (“ARRIS”). ARRIS International was incorporated on April 20, 2015, under the name “Archie ACQ Limited,” for the purpose of effecting the combination of Pace plc (“Pace”) with ARRIS (the “Combination”). On June 15, 2015, Archie ACQ Limited changed its name to “ARRIS International Limited.” The Company has not conducted any business operations other than those incidental to its formation and in connection with the transactions contemplated by the Merger Agreement and the Combination (including the financing arrangements entered into in connection with the Combination). Prior to completion of the Combination, ARRIS International will be converted into a public limited company named ARRIS International plc and following the Combination, it is expected that ARRIS International ordinary shares will be listed on NASDAQ under the symbol “ARRS.”

The Combination is expected to be implemented in two main steps, which are the “Pace Acquisition” and the “Merger”:

In the Pace Acquisition:

•	all Pace ordinary shares, other than Pace ordinary shares held by or on behalf of ARRIS International or ARRIS or by Pace in treasury, will be transferred to ARRIS International; and
•	holders of such Pace ordinary shares will receive 132.5 pence in cash and will be issued 0.1455 ARRIS International ordinary shares in consideration for each Pace ordinary share so transferred.

In the Merger:

•	a subsidiary of ARRIS International (“Merger Sub”) will be merged with and into ARRIS with ARRIS continuing as the surviving corporation; and
•	each ARRIS share, other than ARRIS shares held by ARRIS as treasury stock or any shares owned of record by ARRIS or Merger Sub, will be converted into the right to receive one ARRIS International ordinary share.

As a result of the Combination, ARRIS and Pace will each become wholly-owned subsidiaries of ARRIS International, and ARRIS stockholders and Pace shareholders will become ARRIS International shareholders. Upon the completion of the Combination, ARRIS stockholders will own approximately 76% of the ARRIS International ordinary shares, and Pace shareholders will receive approximately $665.5 million (or approximately £438.4 million) as of September 30, 2015 in cash in the aggregate and will own approximately 24% of the ARRIS International ordinary shares.

The completion of the acquisition remains conditioned upon expiration or termination of the waiting period under the United States Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the satisfaction of similar merger control requirements in Brazil and Colombia, together with satisfaction of other customary closing conditions. The Company anticipates the transaction to close in December 2015 or the first quarter of 2016.

The principal executive offices of ARRIS International are located at 3871 Lakefield Drive, Suwanee, Georgia 30024 and its telephone number at that address is +1 (678) 473-2000.

ARRIS International’s registered office address is 20-22 Bedford Row, London, WC1R4JS.

Note 2. Basis of Presentation and Significant Accounting Policies

The accompanying unaudited consolidated financial statements of ARRIS International have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are necessary for a fair presentation of the consolidated financial statements for the interim periods. The financial statements include certain costs and expenses incurred by ARRIS that are associated with the Company’s activities since its incorporation based on allocation methods that management believes are reasonable and supportable. The accompanying financial statements exclude all acquisition related expenditures associated with the planned acquisition of Pace.

Items included in these financial statements are measured using the currency of the primary economic environment in which ARRIS International operates (“the functional currency”). The financial statements are presented in United States dollars, which is ARRIS International’s functional currency.

In April 2015, the Financial Accounting Standards Board issued new guidance, which requires the cost of issuing debt to no longer be recorded as a separate asset but rather to be presented on the balance sheet as a direct reduction to the carrying value of the related debt liability, similar to the presentation of debt discounts. This guidance will be effective for interim and annual periods beginning after December 15, 2015 including retrospective conforming presentation of prior periods presented. Early adoption of the standard is permitted. While the adoption of this standard may impact the presentation on the Company's balance sheet, it will not affect the Company's results of operations, financial position or cash flows. As of September 30, 2015, the Company had deferred financing costs of $10,871 thousand.

The interim period results are not necessarily indicative of the results to be expected for the full year. Management has evaluated subsequent events through the date this Form 10-Q was filed with the SEC.

Note 3: Indebtedness

Senior Secured Credit Facilities

ARRIS International is a party to, and guarantor under, the Amended Credit Agreement entered into on June 18, 2015, which governs the senior secured credit facilities of ARRIS.

The Amended Credit Agreement was entered into with Bank of America, N.A. and various other institutions, and is comprised of (i) a “Term Loan A Facility” of $990,000 thousand, (ii) a “Term Loan B Facility” of $543,813 thousand, (iii) a “Revolving Credit Facility” of $500,000 thousand and (iv) a “Term Loan A-1 Facility” of $800,000 thousand, which is expected to be funded upon the closing of the planned acquisition of Pace.  As of September 30, 2015, ARRIS had $1,521,438 thousand principal amount outstanding under the Term Loan A and Term Loan B Facilities, no borrowings under the Revolving Credit Facility and letters of credit totaling $2,391 thousand issued under the Revolving Credit Facility.

As described above, in connection with the planned acquisition of Pace, in order to fund transaction-related items, the cash portion of the consideration and other one-time costs, ARRIS International Limited is expected to incur upon the closing of the Pace Acquisition $800,000 thousand of debt under a Term Loan A-1 Facility, with a maturity of June 18, 2020 and an annual interest rate of LIBOR plus 175 basis points on the principal amount of the debt based upon the ARRIS’s current leverage ratio. No borrowings existed under the Term Loan A-1 Facility as of September 30, 2015. A debt financing commitment fee of 50 basis points for the Term Loan A-1 Facility began August 1, 2015 and will continue until the loan is funded or the commitment is cancelled by ARRIS. Quarterly mandatory principal repayments on Term Loan A-1 will begin in the quarter in which the facility is funded.

In connection with the Amended Credit Facility, debt issuance costs of $10,871 thousand have been capitalized as part of long-term assets pending the incurrence of borrowings under the Term Loan A-1 Facility. The debt issuance costs were allocated to the Term Loan A-1 Facility using a reasonable and supportable approach and would not have been materially different had the facility been entered into on a stand-alone basis.

Borrowings under the senior secured credit facilities are secured by first priority liens on substantially all of the assets of ARRIS and certain of its present and future subsidiaries who are or become parties to, or guarantors under, the Amended Credit Agreement governing the senior secured credit facilities. The Amended Credit Agreement provides terms for mandatory prepayments and optional prepayments and commitment reductions. The Amended Credit Agreement also includes events of default, which are customary for facilities of this type (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all amounts outstanding under the credit facilities may be accelerated. The Amended Credit Agreement contains usual and customary limitations on indebtedness, liens, restricted payments, acquisitions and asset sales in the form of affirmative, negative and financial covenants, which are customary for financings of this type, including the maintenance of a minimum interest coverage ratio of 3.50:1 and a maximum leverage ratio of 3.75:1 (with a scheduled decrease to 3.50:1).

As of September 30, 2015, ARRIS was in compliance with all covenants under the Amended Credit Agreement.

Note 4. Share Capital

ARRIS International's initial share capital consisted of one ordinary share held by ARRIS with a par value of £1 (USD1.49). On August 28, 2015, the ordinary share was subdivided into 100 ordinary shares with a par value of £0.01 (USD0.015) per share and 4,999,900 redeemable shares of £0.01 per share were issued to ARRIS.

Our share capital is comprised of the following at September 30, 2015.

	Shares	Denomination Currency	US$ Equivalent
Allotted and fully paid:
Ordinary shares of £0.01($0.0154) each	100	£1	$2
Redeemable shares of £0.01($0.0154) each	4,999,900	49,999	76,998
Total share capital		£50,000	$77,000

The redeemable shares are redeemable, subject to and in accordance with the Companies Act 2006 of the U.K., at their nominal value of £50,000, in cash or by full release of the undertaking to pay such nominal amount by ARRIS. Such shares shall be redeemable at the sole discretion of ARRIS International at any time by notice service on ARRIS. The redeemable shares have no right to attend, speak or vote at a meeting and are not entitled to participate in the profits. On a return of capital on a winding up, holders of redeemable shares will be entitled to £0.01 or (USD$0.0154) per redeemable share held.

ARRIS International incurred $2,340 thousand of costs related to the future issuance of ordinary shares that were paid by ARRIS. These costs were recorded as deferred costs in the Consolidated Balance Sheet and will be reclassified to Additional paid-in capital when ARRIS International issues ordinary shares associated with the Combination.

Note 5. Related Party Transactions

ARRIS International has received $13,890 thousand in capital contributions from ARRIS. The capital contribution were used to fund administrative expenses, debt and equity issuance costs, debt financing commitment fees and the costs of incorporation.

Allocations of fees were made using a reasonable and supportable approach and would not have been materially different had the expenses been entered into on a stand-alone basis.

Note 6. Income Taxes

For U.K. tax purposes, the entity is treated as a private limited company. The statutory corporate income tax rate in the U.K. is 20%. The net loss reported by the Company on any U.K. income tax return for a period ending prior to the merger is not expected to be utilized. Therefore, ARRIS management has recorded a full valuation allowance against the deferred tax assets otherwise created by the U.K. net loss.

For U.S. income tax purposes, the Company is a single member limited liability company wholly-owned by ARRIS. The Company is treated as a disregarded entity. As such, the Company’s net losses will be included in ARRIS’s U.S. consolidated corporate income tax return. On a separate return basis, any deferred tax assets recorded by the Company require a full valuation allowance because management does not believe that tax losses can be utilized on a more-likely-than-not basis.

Note 7. Subsequent Events

As of October 22, 2015, both ARRIS and Pace shareholders approved the acquisition and merger which were conditions to the closing of the Pace Acquisition and the Merger. The completion of the acquisition remains conditioned upon expiration or termination of the waiting period under the United States Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the satisfaction of similar merger control requirements in Brazil and Colombia, together with satisfaction of other customary closing conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor for Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements concerning certain trends, expectations, forecasts, estimates, and other forward-looking information affecting or relating to New ARRIS and its industry, products and activities that are intended to qualify for the protections afforded “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and other laws and regulations. Forward-looking statements speak only as to the date of this document and may be identified by the use of forward-looking terms such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “projects,” “targets,” “forecasts,” “outlook,” “impact,” “potential,” “confidence,” “improve,” “optimistic,” “deliver,” “comfortable,” “trend” and “seeks,” or the negative of such terms or other variations on such terms or comparable terminology. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those indicated in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the possibility that a possible Combination will not be completed, failure to obtain necessary regulatory approvals or required financing or to satisfy any of the other conditions to the possible Combination, significant transaction costs and/or unknown liabilities, customer reaction to the announcement of the Combination, possible litigation relating to the Combination or the public disclosure thereof, general economic and business conditions that affect the combined companies following the consummation of the possible Combination, changes in global, political, economic, business, competitive, market and regulatory forces, future exchange and interest rates, changes in tax laws or their interpretation or application, regulations, rates and policies, future business combinations or disposals and competitive developments. These factors are not intended to be an all-encompassing list of risks and uncertainties. Additional information regarding these and other risks and uncertainties can be found in this Quarterly Report under “Risk Factors.” By their nature, forward-looking statements involve known and unknown risks and uncertainties because they relate to events and depend on circumstances that will occur in the future. The risks and uncertainties described in the context of such forward-looking statements in this document could cause ARRIS International’s plans actual results, performance or achievements, or industry results and developments to differ materially from those expressed in or implied by such forward-looking statements. Although it is believed that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove to have been correct and persons reading this document are therefore cautioned not to place undue reliance on these forward-looking statements which speak only as at the date of this document. The Company expressly disclaims any obligation to release publicly any revisions to forward-looking statements as a result of subsequent events or developments, except as required by law.

Overview

ARRIS International Limited is a private limited company incorporated under the laws of England and Wales. ARRIS International was incorporated on April 20, 2015, under the name “Archie ACQ Limited,” for the purpose of effecting the combination of Pace plc with ARRIS Group, Inc. On June 15, 2015, Archie ACQ Limited changed its name to “ARRIS International Limited.” The Company has not conducted any business operations other than those incidental to its formation and in connection with the transactions contemplated by the Pace Acquisition (including the financing arrangements entered into in connection with the Combination). Prior to completion of the Combination, ARRIS International will be converted into a public limited company named ARRIS International plc and following the Combination, it is expected that ARRIS International ordinary shares will be listed on NASDAQ under the symbol “ARRS.” See Note 1. Organization of Notes to the Consolidated Financial Statements for additional details.

Results of Operations

The principal activity of ARRIS International, is a holding company for the purpose of effecting the Combination. As ARRIS International is a holding company, with no products or customers, it does not generate sales revenue.

Loss before income taxes for the three months and year to date period (since incorporation April 20, 2015) ended September 30, 2015, were $704 thousand and $756 thousand, respectively. The losses were attributable to corporate organizational costs for legal and professional fees and debt financing commitment fees.

For U.K. tax purposes, the entity is treated as a private limited company. The statutory corporate income tax rate in the U.K. is 20%. The net loss reported by the Company on any U.K. income tax return for a period ending prior to the merger is not expected to be utilized. Therefore, ARRIS management has recorded a full valuation allowance against the deferred tax assets otherwise created by the U.K. net loss.

For U.S. income tax purposes, the Company is a single member limited liability company wholly-owned by ARRIS. The Company is treated as a disregarded entity. As such, the Company’s net losses will be included in ARRIS’s U.S. consolidated corporate income tax return. On a separate return basis, any deferred tax assets recorded by the Company require a full valuation allowance because management does not believe that tax losses can be utilized on a more-likely-than-not basis.

Financial Liquidity and Capital Resources

ARRIS International was formed solely for the purpose of effecting the Combination. ARRIS International was initially capitalized by ARRIS, as sole shareholder with share capital of £50,000 (USD77,000), reflecting 100 ordinary shares and 4,999,900 redeemable shares. See Note. 4 Share Capital of Notes to the Consolidated Financial Statements for additional details.

ARRIS subsequently funded ARRIS International for administrative expenses, debt and equity issuance costs, debt financing commitment fees and the costs of incorporation with additional capital contributions of $13,890 thousand.

Senior Secured Credit Facilities

ARRIS International is a party to, and guarantor under, the Amended Credit Agreement entered into on June 18, 2015, which governs the senior secured credit facilities of ARRIS.

The Amended Credit Agreement was entered into with Bank of America, N.A. and various other institutions, and is comprised of (i) a "Term Loan A Facility" of $990,000 thousand, (ii) a "Term Loan B Facility" of $543,813 thousand, (iii) a "Revolving Credit Facility" of $500,000 thousand and (iv) a "Term Loan A-1 Facility" of $800,000 thousand, which is expected to be funded upon the closing of the planned acquisition of Pace. As of September 30, 2015, we had $1,521,438 thousand principal amount outstanding under the Term Loan A and Term Loan B Facilities, no borrowings under the Revolving Credit Facility and letters of credit totaling $2,391 thousand issued under the Revolving Credit Facility.

As described above, in connection with the planned acquisition of Pace, in order to fund transaction-related items, the cash portion of the consideration and other one-time costs, we are expected to incur upon the closing of the Pace Acquisition $800,000 thousand of debt under a Term Loan A-1 Facility, with a maturity of June 18, 2020 and an annual interest rate of LIBOR plus 175 basis points on the principal amount of the debt based upon the ARRIS’s current leverage ratio. No borrowings existed under the Term Loan A-1 Facility as of September 30, 2015. A debt financing commitment fee of 50 basis points for the Term Loan A-1 Facility began August 1, 2015 and will continue until the loan is funded or the commitment is cancelled by ARRIS. Quarterly mandatory principal repayments on Term Loan A-1 will begin in the quarter in which the facility is funded.

In connection with the Amended Credit Facility, debt issuance costs of $10,871 thousand have been capitalized as part of long-term assets pending the incurrence of borrowings under the Term Loan A-1 Facility. The debt issuance costs were allocated to the Term Loan A-1 Facility using a reasonable and supportable approach and would not have been materially different had the facility been entered into on a stand-alone basis.

Borrowings under the senior secured credit facilities are secured by first priority liens on substantially all of the assets of ARRIS and certain of its present and future subsidiaries who are or become parties to, or guarantors under, the Amended Credit Agreement governing the senior secured credit facilities. The Amended Credit Agreement provides terms for mandatory prepayments and optional prepayments and commitment reductions. The Amended Credit Agreement also includes events of default, which are customary for facilities of this type (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all amounts outstanding under the credit facilities may be accelerated. The Amended Credit Agreement contains usual and customary limitations on indebtedness, liens, restricted payments, acquisitions and asset sales in the form of affirmative, negative and financial covenants, which are customary for financings of this type, including the maintenance of a minimum interest coverage ratio of 3.50:1 and a maximum leverage ratio of 3.75:1 (with a scheduled decrease to 3.50:1).

As of September 30, 2015, ARRIS was in compliance with all covenants under the Amended Credit Agreement.

Sources and Uses of Cash Flow

Operating Cash Flow

Net cash used in operating activities was $756 thousand in the period from April 20, 2015 (date of incorporation) to September 30, 2015. Operating cash flows were impacted by a net loss primarily due to corporate organization expenses and debt financing commitment fees.

Financing Cash Flow

Net cash provided by financing activities was $756 thousand in the period from April 20, 2015 (date of incorporation) to September 30, 2015. Financing cash flows resulted from $13,890 thousands of capital contributions from ARRIS to fund administrative expense, debt and equity issuance costs, debt financing commitment fees and the cost of incorporation, $77 thousand proceeds from ordinary and redeemable shares, as well as $13,211 thousands payment of deferred costs for future issuance of ordinary shares and debt issuance costs.

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report (the “Evaluation Date”). Based on that evaluation, such officers concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective as contemplated by the Act.

(b) Changes in Internal Control over Financial Reporting. Our principal executive officer and principal financial officer evaluated the changes in our internal control over financial reporting that occurred during the most recent fiscal quarter. Based on that evaluation, our principal executive officer and principal financial officer concluded that, there had been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. EXHIBITS

Exhibit No.	Description of Exhibit

31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer
101.INS	XBRL Instant Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARRIS INTERNATIONAL LIMITED

/s/ David B. Potts
David B. Potts
Executive Vice President and Chief Financial Officer

Dated: November 16, 2015

