Form 10-Q
period 2016-03-31
ARRIS International plc
filed 2016-05-10
CIK 1645494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

For the quarter ended March 31, 2016

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

As of April 30, 2016, 189,923,666 shares of ARRIS International plc’s Ordinary Shares were outstanding.

ARRIS INTERNATIONAL PLC

FORM 10-Q

For the Three Months Ended March 31, 2016

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARRIS INTERNATIONAL PLC

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data) (unaudited)

	March 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$659,181	$863,582
Short-term investments, at fair value	17,069	15,470

Total cash, cash equivalents and short-term investments	676,250	879,052
Accounts receivable (net of allowances for doubtful accounts of $11,488 in 2016 and $9,975 in 2015)	972,540	651,893
Other receivables	31,868	12,233
Inventories (net of reserves of $62,327 in 2016 and $57,026 in 2015)	662,287	401,592
Prepaid income taxes	22,349	25,624
Prepaids	37,285	19,319
Other current assets	123,858	120,490

Total current assets	2,526,437	2,110,203
Property, plant and equipment (net of accumulated depreciation of $326,315 in 2016 and $304,532 in 2015)	369,255	312,311
Goodwill	2,068,274	1,013,963
Intangible assets (net of accumulated amortization of $950,640 in 2016 and $850,873 in 2015)	2,036,791	810,448
Investments	72,115	69,542
Noncurrent deferred income taxes	221,315	185,439
Other assets	18,849	21,610

	$7,313,036	$4,523,516

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$818,494	$514,877
Accrued compensation, benefits and related taxes	97,346	111,389
Accrued warranty	58,812	27,630
Deferred revenue	144,603	137,606
Current portion of long-term debt and financing lease obligation	94,119	43,591
Income taxes payable	65,543	8,368
Other accrued liabilities	248,812	169,169

Total current liabilities	1,527,729	1,012,630
Long-term debt and financing lease obligation, net of current portion	2,242,071	1,496,243
Accrued pension	55,287	64,052
Noncurrent income taxes	68,974	42,197
Noncurrent deferred income taxes	385,690	503
Other noncurrent liabilities	126,330	66,930

Total liabilities	4,406,081	2,682,555

Stockholders’ equity:
Common stock, par value of $0.01 per share, 320 million shares authorized; 147.5 million shares issued and outstanding in 2015	–	1,790
Ordinary shares, nominal value £0.01 per share, 189.6 million shares issued and outstanding in 2016	2,824	–
Capital in excess of par value	3,204,853	1,777,276
Treasury stock at cost, 35.1 million shares in 2015	–	(331,329)
Retained earnings (deficit)	(324,667)	358,823
Accumulated other comprehensive loss	(20,476)	(12,646)

Total ARRIS International plc stockholders’ equity	2,862,534	1,793,914
Stockholders’ equity attributable to noncontrolling interest	44,421	47,047

Total stockholders’ equity	2,906,955	1,840,961

Total liabilities and stockholders’ equity	$7,313,036	$4,523,516

See accompanying notes to the consolidated financial statements.

ARRIS INTERNATIONAL PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data) (unaudited)

	Three Months Ended March 31,
	2016	2015
Net sales	$1,614,706	$1,215,158
Cost of sales	1,230,674	878,602

Gross margin	384,032	336,556
Operating expenses:
Selling, general, and administrative expenses	119,963	100,324
Research and development expenses	161,147	132,469
Amortization of intangible assets	98,493	57,147
Integration, acquisition and restructuring	90,919	898

Total operating expenses	470,522	290,838
Operating (loss) income	(86,490)	45,718
Other expense (income):
Interest expense	19,626	13,367
Loss on investments	1,959	1,709
Loss on foreign currency	12,241	20
Interest income	(783)	(721)
Other (income) expense, net	(350)	7,063

(Loss) income before income taxes	(119,183)	24,280
Income tax expense	86,013	5,154

Consolidated net (loss) income	(205,196)	19,126
Net loss attributable to noncontrolling interest	2,623	–

Net (loss) income attributable to ARRIS International plc	$(202,573)	$19,126

Net (loss) income per common share(1):
Basic	$(1.06)	$0.13

Diluted	$(1.06)	$0.13

Weighted average common shares:
Basic	191,743	145,350

Diluted	191,743	148,986

(1)	Calculated based on net income attributable to shareowners of ARRIS International plc

See accompanying notes to the consolidated financial statements.

ARRIS INTERNATIONAL PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands) (unaudited)

	Three Months Ended March 31,
	2016	2015
Consolidated net (loss) income	$(205,196)	$19,126
Available-for-sale securities:
Unrealized gain (loss) on available-for-sale securities, net of tax (expense) benefit of $137 in 2016 and $(4) in 2015, respectively	(232)	9
Reclassification adjustments recognized in net income (loss) net of taxes of $(7) in 2016 and $0 in 2015, respectively	12	–

Net change in available-for-sale securities	(220)	9

Derivative instruments:
Unrealized loss on derivative instruments, net of taxes of $5,242 in 2016 and $1,802 in 2015, respectively	(9,933)	(3,142)
Reclassification adjustments recognized in net income (loss), net of taxes of $(601) in 2016 and $(670) in 2015, respectively	1,140	1,168

Net change in derivative instruments	(8,793)	(1,974)

Pension liabilities:
Reclassification adjustments recognized in net income (loss)	(1,897)	105

Net change in pension liabilities	(1,897)	105

Cumulative translation adjustments	3,080	(59)

Other comprehensive loss, net of tax	(7,830)	(1,919)

Comprehensive (loss) income, net of tax	(213,026)	17,207

Comprehensive loss attributable to noncontrolling interest	(2,626)	–

Comprehensive (loss) income attributable to ARRIS International plc	$(210,400)	$17,207

See accompanying notes to the consolidated financial statements.

ARRIS INTERNATIONAL PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (unaudited)

	Three Months Ended March 31,
	2016	2015
Operating activities:
Consolidated net (loss) income	$(205,196)	$19,126
Depreciation	23,871	19,884
Amortization of intangible assets	99,766	57,852
Stock compensation expense	14,276	13,974
Deferred income tax benefit	(36,913)	(18,188)
Amortization of deferred finance fees and debt discount	1,929	2,181
Loss on investments	1,959	1,709
Provision for doubtful accounts	845	267
(Gain) loss on disposal of property, plant & equipment	(16)	5,877
Excess income tax benefits from stock-based compensation plans	(2,354)	(16,437)
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	130,461	(221,582)
Other receivables	9,263	(4,414)
Inventories	166,177	28,786
Accounts payable and accrued liabilities	(535,651)	55,950
Prepaids and other, net	109,048	(8,248)

Net cash used in operating activities	(222,535)	(63,263)

Investing activities:
Purchases of property, plant and equipment	(9,140)	(10,919)
Purchases of investments	(4,778)	(11,063)
Sales of investments	2,093	10,169
Acquisition, net of cash acquired	(340,118)	–
Purchase of intangible assets	(1,310)	(34,340)
Proceeds from sale-leaseback transaction	–	24,960
Other, net	2,932	2,904

Net cash used in investing activities	(350,321)	(18,289)
Financing activities:
Proceeds from issuance of debt	800,000	–
Payment of debt obligations	(252,625)	(13,750)
Payment for debt discount	(2,304)	–
Payment of account receivable financing facility	(12,042)	–
Repurchase of shares	(150,003)	(24,999)
Proceeds from sale-leaseback financing transaction	–	58,729
Payment of lease financing obligation	(164)	–
Proceeds from (costs of) issuance of shares, net	(2,716)	21
Excess income tax benefits from stock-based compensation plans	2,354	16,437
Repurchase of shares to satisfy employee minimum tax withholdings	(14,045)	(21,194)

Net cash provided by financing activities	368,455	15,244

Net decrease in cash and cash equivalents	(204,401)	(66,308)
Cash and cash equivalents at beginning of period	863,582	565,790

Cash and cash equivalents at end of period	$659,181	$499,482

See accompanying notes to the consolidated financial statements.

ARRIS INTERNATIONAL PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Organization and Basis of Presentation

On January 4, 2016, ARRIS Group, Inc. (“ARRIS Group”) completed its combination (the “Combination”) with Pace plc, a company incorporated in England and Wales (“Pace”). In connection with the Combination, (i) ARRIS International plc (the “Registrant”), a company incorporated in England and Wales, acquired all of the outstanding ordinary shares of Pace (the “Pace Acquisition”) and (ii) a wholly-owned subsidiary of the Registrant was merged with and into ARRIS Group (the “Merger”), with ARRIS Group surviving the Merger as an indirect wholly-owned subsidiary of the Registrant. Under the terms of the Combination, (a) Pace shareholders received 132.5 pence in cash and 0.1455 ordinary shares of the Registrant for each Pace share they held, and (b) ARRIS Group stockholders received one ordinary share of the Registrant for each share of ARRIS Group common stock they held (nominal value of £.01 per share). Equity incentive and compensation plans were assumed by the Registrant and amended to provide that those plans will now provide for the award and issuance of ordinary shares instead of shares of common stock of ARRIS Group on a one-for-one basis. Shares of treasury stock of ARRIS Group were cancelled in the Combination. Following the Combination, ARRIS Group became an indirect wholly-owned subsidiary of the Registrant and Pace became a direct wholly-owned subsidiary of the Registrant. The ordinary shares of the Registrant trade on the NASDAQ under the symbol “ARRS.”

The Registrant is deemed to be the successor to ARRIS Group pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the ordinary shares of the Registrant are deemed to be registered under Section 12(b) of the Exchange Act.

ARRIS International plc (together with its consolidated subsidiaries and consolidated venture, except as the context otherwise indicates, “ARRIS” or the “Company”) is a global media entertainment and data communications solutions provider, headquartered in Suwanee, Georgia. The Company operates in two business segments, Customer Premises Equipment and Network & Cloud (See Note 14 Segment Information of Notes to the Consolidated Financial Statements for additional details.), specializing in enabling service providers including cable, telephone, and digital broadcast satellite operators and media programmers to deliver media, voice, and IP data services to their subscribers. ARRIS is a leader in set-tops, digital video and Internet Protocol Television distribution systems, broadband access infrastructure platforms, and associated data and voice Customer Premises Equipment. The Company’s solutions are complemented by a broad array of services including technical support, repair and refurbishment, and systems design and integration.

The consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary for a fair presentation of the consolidated financial statements for the periods shown. Certain prior year amounts in the financial statements have been reclassified to conform to fiscal year 2016 presentation. Interim results of operations are not necessarily indicative of results to be expected from a twelve-month period. These financial statements should be read in conjunction with the Company’s most recent audited consolidated financial statements and notes thereto included in ARRIS Group’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the United States Securities and Exchange Commission (“SEC”).

Note 2. Impact of Recently Adopted Accounting Standards

Adoption of new accounting standards — In June 2014, the Financial Accounting Standards Board (“FASB”) issued an update to its accounting guidance related to share-based compensation. The guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period, be treated as a performance condition, and therefore shall not be reflected in determining the fair value of the award at the grant date. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The guidance is effective for annual and interim periods beginning after December 15, 2015. This update was adopted by ARRIS beginning of the first quarter of 2016. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position and results of operations.

In January 2015, the FASB issued new guidance simplifying income statement presentation by eliminating the concept of “extraordinary items”.

The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. ARRIS adopted this new guidance in the beginning of the first quarter of 2016. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position and results of operations.

In February 2015, the FASB issued new guidance related to consolidations. The new guidance amends certain requirements for determining whether a variable interest entity must be consolidated. The amendments are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. ARRIS adopted this new guidance in the beginning of the first quarter of 2016. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position and results of operations.

In April 2015, the FASB issued new guidance, in determining whether fees for purchasing cloud computing services (or hosted software solutions) are considered internal-use software or should be considered a service contract. A cloud computing agreement that includes a software license should be accounted for in the same manner as internal-use software if the customer has contractual right to take possession of the software during the hosting period without significant penalty and it is feasible to either run the software on the customer’s hardware or contract with another vendor to host the software. Arrangements that don’t meet the requirements for internal-use software should be accounted for as a service contract. As a result, all software licenses within the scope of this guidance will be accounted for consistently with other licenses of intangible assets. This guidance is effective for interim and annual periods beginning after December 15, 2015. ARRIS adopted this guidance prospectively in the beginning of the first quarter of 2016 and it did not have a significant impact on our consolidated financial statements.

In March 2016, the FASB issued new guidance which eliminates the requirement that when an existing cost method investment qualifies for use of the equity method, an investor must restate its historical financial statements, as if the equity method had been used during all previous periods. Under the new guidance, at the point an investment qualifies for the equity method, any unrealized gain or loss on available-for-sale securities in accumulated other comprehensive income (loss) will be recognized through earnings. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted. We early adopted this standard during the three months ended March 31, 2016. None of our available-for-sale or cost investments qualified for use of the equity method during the quarter.

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

In July 2015, the FASB issued updated guidance related to the simplification of the measurement of inventory. This standard update applies to inventory that is measured using first-in, first-out or average cost methods. The standard update requires entities to measure inventory at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This standard update is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

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

In February 2016, the FASB issued new guidance that will require lessees to recognize most leases on their balance sheets as a right-of-use asset with a corresponding lease liability, and lessors to recognize a net lease investment. Additional qualitative and quantitative disclosures will also be required. This standard is effective for interim and annual reporting periods beginning after December 15, 2018, although early adoption is permitted. The Company is currently assessing the potential impact of this update on its consolidated financial statements.

In March 2016, the FASB issued new guidance which makes several modifications to Accounting for share-based payments related to the accounting for forfeitures, employer tax withholding, the financial statement presentation of excess tax benefits or deficiencies, and the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted. We are currently assessing how the adoption of this standard will impact our Consolidated Financial Statements.

Note 3. Business Acquisition

Acquisition of Pace

On January 4, 2016, ARRIS completed its previously announced acquisition of Pace, a leading international technology solutions provider, for approximately $2,074 million, including $638.8 million in cash and issuance of 47.7 million shares of ARRIS International plc (formerly ARRIS International Limited) (“New ARRIS”) ordinary shares and $0.3 million of non-cash consideration.

In connection with the Combination, (i) ARRIS, a company incorporated in England and Wales and wholly-owned subsidiary of ARRIS Group, agreed to acquire all of the outstanding ordinary shares of Pace by means of court-sanctioned scheme of arrangement (the “Scheme”) under English law and (ii) ARRIS Group entered into a Merger Agreement (the “Merger Agreement”), dated April 22, 2015, among ARRIS Group, ARRIS, ARRIS US Holdings, Inc. (formerly Archie U.S. Holdings LLC), a Delaware corporation and wholly-owned subsidiary of ARRIS (“US Holdco”) and Archie U.S. Merger LLC, a Delaware limited liability company and wholly-owned subsidiary of US Holdco (“Merger Sub”), whereby Merger Sub would be merged with and into ARRIS Group, with ARRIS Group surviving as an indirect wholly-owned subsidiary of ARRIS.

The Combination combines the strengths of both companies on a global scale—broadening ARRIS’s worldwide CPE leadership with a competitive stake in satellite communications; and expanding its cable pay TV, cloud, network, home, and services portfolio.

The estimated goodwill of $1,054.0 million arising from the acquisition is attributable to the workforce of the acquired business, strategic opportunities and synergies that are expected to arise from the acquisition of Pace. Goodwill will be assigned to our reporting units prior to the close of the measurement period. The goodwill is not expected to be deductible for income tax purposes.

The following table summarizes the fair value of consideration transferred for Pace (in thousands):

Cash Consideration (1)	$638,789
Stock Consideration (2)	1,434,690
Non-cash Consideration (3)	323

Total consideration transferred	$2,073,802

(1)	Cash consideration represents the cash payment of 132.5 pence (converted to $1.95 at an exchange rate of 1.4707 as of January 4, 2016) for each of Pace’s shares and equity awards outstanding.
(2)

Stock consideration represents the conversion of each of Pace’s shares and equity awards outstanding at a conversion rate of 0.1455 with a value of $30.08 at January 4, 2016, which represents the opening price of the Company’s shares at the date of Combination.

(3)	Non-cash consideration represents $0.3 million settlement of preexisting payables and receivables between Pace and ARRIS.

The following is a summary of the preliminary estimated fair values of the net assets acquired (in thousands):

Total estimated consideration transferred	$2,073,802
Cash and cash equivalents	298,671
Accounts and other receivables	481,176
Inventories	426,871
Prepaids	38,197
Other current assets	53,618
Property, plant & equipment	71,816
Intangible assets	1,324,800
Noncurrent deferred income tax assets	74,171
Other assets	7,112
Accounts payable and other current liabilities	(800,538)
Deferred revenue	(4,805)
Short-term borrowings	(263,795)
Other accrued liabilities	(122,919)
Noncurrent deferred income tax liabilities	(465,166)
Other noncurrent liabilities	(99,422)

Net assets acquired	1,019,787

Goodwill	$1,054,015

The Combination is being accounted for using the acquisition method of accounting in accordance with the guidance in ASC 805, Business Combinations, which requires, among other things, that the assets acquired and liabilities assumed be recognized at their acquisition date fair values, with any excess of the consideration transferred over the estimated fair values of the identifiable net assets acquired recorded as goodwill. The accounting for the business combination is based on currently available information and is considered preliminary. The final accounting for the business combination may differ materially from that presented in these unaudited consolidated financial statements.

The $1,324.8 million of acquired intangible assets are as follows (in thousands):

	Estimated Fair value	Estimated Weighted Average Life (years)
Customer contracts and relationships	$645,000	10
Technology and patents	418,600	6.3
In-process research and development	123,100	indefinite
Trademarks and tradenames	121,000	5.0
Backlog	17,100	1.0

Total estimated preliminary fair value of intangible assets	$1,324,800

The fair value of trade accounts receivable is $452.3 million with the gross contractual amount being $454.3 million. The Company expects $2.0 million to be uncollectible.

The Company incurred acquisition related costs of $27.8 million during the quarter ended March 31, 2016. This amount was expensed by the Company as incurred and is included in the Consolidated Statement of Operations in the line item titled “Integration, acquisition and restructuring costs”. The Company also assumed $240.2 million of debt in conjunction with the Combination, and this debt was subsequently repaid in January 2016.

The Pace business contributed revenues of approximately $461.7 million to our consolidated results from the date of acquisition through March 31, 2016.

The following unaudited pro forma summary presents consolidated information of the Company as if the acquisition of Pace occurred on January 1, 2015, the beginning of the annual period. The pro forma adjustments primarily relate to the additional depreciation expense on property, plant and equipment and amortization of acquired intangible assets, interest expense related to new financing arrangements and the estimated impact on the Company’s income tax provision. The unaudited pro forma combined results of operations are provided for illustrative purposes only and are not indicative of the Company’s actual consolidated results.

Unaudited pro forma net loss for the three months ended March 31, 2016 and 2015 was adjusted to include (exclude) certain acquisition-related nonrecurring adjustments, including income tax related to stock transfer, retention bonus, executive severances, acceleration of restricted stock, acquisition related costs, and fair value adjustments to acquisition date inventory, deferred revenue and deferred costs in the aggregate amount of ($125.3) million and $211.9 million, respectively. These additional adjustments exclude the income tax impact.

	Three Months Ended March 31,
	2016	2015
	(in thousands, except per share data)

Net sales	$1,614,706	$1,647,935

Net loss	(97,648)	(160,598)

Basic	$(0.51)	$(0.83)
Diluted	$(0.51)	$(0.83)

These pro forma results are based on estimates and assumptions, which the Company believes are reasonable.

The operations of the acquired business were extensive and complex and the initial accounting for the business combination is incomplete at the end of the reporting period. Provisional amounts are reported for those items which are incomplete. At the time the financial statements were issued, the Company has not received a final valuation report from the independent valuation expert for acquired property, plant and equipment and intangible assets. In addition, the Company is still gathering information about income taxes and deferred income tax assets and liabilities, warranty obligations and other accrued liabilities based on facts that existed as of the date of the acquisition. During the measurement period, the Company will adjust the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date and ARRIS will record those adjustments to the financial statements. The Company will recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount are determined.

Note 4. Goodwill and Intangible Assets

Goodwill

In the quarter ended March 31, 2016, the Company has preliminarily recorded additional goodwill of $1,054.0 million related to the Pace acquisition. The Company is in the process of assigning the assets and liabilities acquired to each of its identified reporting units and as such, the determination of this incremental goodwill by reporting unit is incomplete as of March 31, 2016. The Company intends to finalize the assignment of the goodwill from the Pace acquisition during fiscal year 2016.

The changes in the carrying amount of goodwill for the year to date period ended March 31, 2016 are as follows (in thousands):

	CPE	N & C	Unassigned	Total
Goodwill	$682,582	$710,037	$–	$1,392,619
Accumulated impairment losses	–	(378,656)	–	(378,656)

Balance as of December 31, 2015	$682,582	$331,381	$–	$1,013,963
Goodwill acquired	–	255	1,054,029	1,054,284
Other	–	27	–	27

Goodwill	682,582	710,319	1,054,029	2,446,930
Accumulated impairment losses	–	(378,656)	–	(378,656)

Balance as of March 31, 2016	$682,582	$331,663	$1,054,029	$2,068,274

Intangible Assets

The gross carrying amount and accumulated amortization of the Company’s intangible assets as of March 31, 2016 and December 31, 2015 are as follows (in thousands):

	March 31, 2016			December 31, 2015
	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value
Definite-lived intangible assets:
Customer relationships	$1,575,212	$505,909	$1,069,303	$930,212	$468,414	$461,798
Developed technology, patents & licenses	1,124,047	409,856	714,191	704,137	361,719	342,418
Trademarks, trade and domain names	142,072	26,607	115,465	21,072	20,740	332
Backlog	17,100	8,268	8,832	–	–	–

Sub-total	$2,858,431	$950,640	$1,907,791	$1,655,421	$850,873	$804,548

Indefinite-lived intangible assets:
Trademarks	$5,900	–	$5,900	$5,900	–	$5,900
In-process R&D	123,100	–	123,100	–	–	–

Sub-total	$129,000	–	$129,000	$5,900	–	$5,900

Total	$2,987,431	$950,640	$2,036,791	$1,661,321	$850,873	$810,448

Amortization expense is reported in the consolidated statements of operations within operating expenses under the caption “Amortization of intangible assets.” The estimated total amortization expense for each of the next five fiscal years is as follows (in thousands):

2016 (for the remaining nine months)	$275,038
2017	342,332
2018	291,770
2019	269,220
2020	260,443
Thereafter	468,988

Note 5. Investments

ARRIS’s investments consisted of the following (in thousands):

	As of March 31, 2016	As of December 31, 2015
Current Assets:
Available-for-sale securities	$17,069	$15,470
Noncurrent Assets:
Available-for-sale securities	4,017	4,036
Equity method investments	25,745	24,452
Cost method investments	17,798	16,646
Other investments	24,555	24,408

Total classified as non-current assets	72,115	69,542

Total	$89,184	$85,012

Available-for-sale securities – ARRIS’s investments in debt and marketable equity securities are categorized as available-for-sale and are carried at fair value. Realized gains and losses on available-for-sale securities are included in net income. Unrealized gains and losses on available-for-sale securities are included in our Consolidated Balance Sheets as a component of accumulated other comprehensive income (loss). Realized and unrealized gains and losses in total and by individual investment as of March 31, 2016 and December 31, 2015 were not material. The amortized cost basis of the Company’s investments approximates fair value.

The contractual maturities of the Company’s available-for-sale securities as of March 31, 2016 are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties (in thousands):

March 31, 2016
Within one year	$17,069
After one year through five years	–
After five years through ten years	–
After ten years	4,017

Total	$21,086

Other-than-temporary investment impairments – In making this determination, ARRIS evaluates its investments for any other-than-temporary impairment on a quarterly basis considering all available evidence, including changes in general market conditions, specific industry and individual entity data, the financial condition and the near-term prospects of the entity issuing the security, and the Company’s ability and intent to hold the investment until recovery. ARRIS concluded that no other-than-temporary impairment losses existed for the periods ended March 31, 2016. For the year ended December 31, 2015, ARRIS concluded that one private company had indicators of impairment that resulted in other-than-temporary impairment charge of $0.2 million.

Classification of securities as current or non-current is dependent upon management’s intended holding period, the security’s maturity date and liquidity consideration based on market conditions. If management intends to hold the securities for longer than one year as of the balance sheet date, they are classified as non-current.

Note 6. Fair Value Measurement

Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. U.S GAAP establishes a fair value hierarchy that is based on the extent and level of judgment used to estimate the fair value of assets and liabilities. In order to increase consistency and comparability in fair value measurements, the FASB has established a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels. An asset or liability’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the measurement of its fair value. The three levels of input defined by U.S GAAP are as follows:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities.

Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3: Unobservable inputs are used when little or no market data is available.

The following table presents the Company’s investment assets (excluding equity and cost method investments) and derivatives measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016
	Level 1	Level 2	Level 3	Total
Certificates of deposit	$–	$2,729	$–	$2,729
Corporate bonds	–	9,302	–	9,302
Short-term bond fund	5,037	–	–	5,037
Corporate obligations	–	2	–	2
Money markets	209	–	–	209
Mutual funds	119	–	–	119
Other investments	–	3,688	–	3,688
Interest rate derivatives – liability derivatives	–	(24,192)	–	(24,192)
Foreign currency contracts – asset position	–	1,332	–	1,332
Foreign currency contracts – liability position	–	(13,871)	–	(13,871)

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Certificates of deposit	$–	$4,208	$–	$4,208
Corporate bonds	–	6,257	–	6,257
Short-term bond fund	5,005	–	–	5,005
Corporate obligations	–	1	–	1
Money markets	209	–	–	209
Mutual funds	131	–	–	131
Other investments	–	3,695	–	3,695
Interest rate derivatives – liability derivatives	–	(10,759)	–	(10,759)
Foreign currency contracts – asset position	–	7,064	–	7,064
Foreign currency contracts – liability position	–	(24,371)	–	(24,371)

In addition to the financial instruments included in the above table, certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis in accordance with applicable authoritative guidance. This includes items such as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and nonfinancial long-lived asset groups measured at fair value for an impairment assessment. In general, nonfinancial assets including goodwill, other intangible assets and property and equipment are measured at fair value when there is an indication of impairment and are recorded at fair value only when any impairment is recognized. As of March 31, 2016, the Company had not recorded any impairment related to such assets and had no other material nonfinancial assets or liabilities requiring adjustments or write-downs to their current fair value.

The Company believes the face value of the debt as of March 31, 2016 approximated the fair value because of interest-bearing rates that are adjusted periodically, analysis of recent market conditions, prevailing interest rates, and other Company specific factors. The Company has classified the debt as a Level 2 item within the fair value hierarchy.

Note 7. Derivative Instruments and Hedging Activities

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

Cash Flow Hedges of Interest Rate Risk

In April 2013, ARRIS Group entered into senior secured credit facilities having variable interest rates with Bank of America, N.A. and various other institutions, which are comprised of (i) a “Term Loan A Facility” of $1.1 billion, (ii) a “Term Loan B Facility” of $825 million and (iii) a “Revolving Credit Facility” of $250 million. In June 2015, ARRIS Group amended and restated its existing credit agreement to improve the terms and conditions of the credit agreement, extend the maturities of certain loan facilities, increase the amount of the revolving credit facility, and add a new ”Term Loan A-1 Facility” to fund the acquisition of Pace. As a result of exposure to interest rate movements, ARRIS Group entered into various interest rate swap arrangements, which effectively converted $625 million of its variable-rate debt based on one-month LIBOR to an aggregate fixed rate. The aggregated fixed rate changes as certain swaps mature and other swaps begin and could vary up by 50 basis points or down by 25 basis points based on future changes to the Company’s net leverage ratio. Based on the Company’s interest rates as of March 31, 2016, the aggregate fixed rate for swaps in effect and outstanding through December 29, 2017 is 3.15% per annum, and the aggregate fixed rate for swaps in effect and outstanding from December 29, 2017 through March 31, 2020 is 4.00% per annum. ARRIS Group has designated these swaps as cash flow hedges, and the objective of these hedges is to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged.

In the first quarter of 2016, ARRIS entered into six $50 million interest rate swap arrangements as a result of the additional exposure from the new Term Loan A-1 Facility. These arrangements effectively converted $300 million of the Company’s variable-rate debt based on one-month LIBOR to an aggregate fixed rate of 2.74% per annum based on the Company’s interest rates as of March 31, 2016. This fixed rate could vary by up 50 basis points or down by 25 basis points based on future changes to the Company’s net leverage ratio. Each of these swaps matures on March 31, 2020. ARRIS has designated these swaps as cash flow hedges, and the objective of these hedges is to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2016, such derivatives were used to hedge the variable cash flows associated with debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2016, the Company did not have expenses related to hedge ineffectiveness in earnings.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Over the next 12 months, the Company estimates that an additional $6.5 million may be reclassified as an increase to interest expense.

The table below presents the pre-tax impact the Company’s derivative financial instruments had on the Accumulated Other Comprehensive Income and Statement of Operations for the three months ended March 31, 2016 and 2015 (in thousands):

	Three months ended March 31,

	2016	2015
Loss Recognized in OCI on Derivative (Effective Portion)	$(15,175)	$(4,944)
Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Interest expense	Interest expense
Amounts Reclassified from Accumulated OCI into Income (Effective Portion)	$1,741	$1,838

The following table indicates the location on the Consolidated Balance Sheets in which the Company’s derivative assets and liabilities designated as hedging instruments have been recognized, the fair value hierarchy level applicable to each derivative type and the related fair values of those derivatives of March 31, 2016 and December 31, 2015 were as follows (in thousands):

	As of March 31, 2016		As of December 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:

Interest rate derivatives – liability derivatives	Other accrued liabilities	(6,489)	Other accrued liabilities	(4,489)

Interest rate derivatives – liability derivatives	Other noncurrent liabilities	(17,703)	Other noncurrent liabilities	(6,270)

Credit-risk-related Contingent Features

ARRIS has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. As of March 31, 2016 and 2015, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $25.1 million and $8.3 million, respectively. As of March 31, 2016, the Company has not posted any collateral related to these agreements nor has it required any of its counterparties to post collateral related to these or any other agreements.

Non-designated hedges of foreign currency risk

The Company has U.S. dollar functional currency entities that bill certain international customers in their local currency and foreign functional currency entities that procure in U.S. dollars. ARRIS also has certain predictable expenditures for international operations in local currency. Additionally, certain intercompany transactions are denominated in foreign currencies and subject to revaluation. To mitigate the volatility related to fluctuations in the foreign exchange rates for certain exposures, ARRIS has entered into various foreign currency contracts. As of March 31, 2016, the Company had option collars with notional amounts totaling 70 million euros which mature throughout 2016 and 2017, forward contracts with notional amounts totaling 70 million euros which mature throughout 2016 and 2017, forward contracts with a total notional amount of 116 million Australian dollars which mature throughout 2016 and 2017, forward contracts with notional amounts totaling 80 million Canadian dollars which mature throughout 2016 and forward contracts with notional amounts totaling 188.5 million South African rand which mature throughout 2016.

As part of the Pace acquisition, the Company paid the former Pace shareholders 132.5 pence per share in cash consideration, which is approximately 434.3 million British pounds, in the aggregate, as of January 4, 2016. As such, the Company entered into foreign currency forward contracts to purchase British pounds and sell U.S. Dollars to mitigate the volatility related to fluctuations in the foreign exchange rate prior to the closing period. As of December 31, 2015, the Company had forward contracts with notional amounts totaling 385 million British pounds which matured on March 31, 2016. The contracts fixed the British pound to U.S. dollar forward exchange rate at various rates. During the three months ended March 31, 2016, losses of $1.6 million were recorded related to the British pound forward contracts. These contracts were effectively closed upon the close of the Pace acquisition in January 2016.

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

The following table indicates the location on the Consolidated Balance Sheets in which the Company’s derivative assets and liabilities not designated as hedging instruments have been recognized and the related fair values of those derivatives as of March 31, 2016 and December 31, 2015 were as follows (in thousands):

	As of March 31, 2016		As of December 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:

Foreign exchange contracts – asset derivatives	Other current assets	$865	Other current assets	$6,495

Foreign exchange contracts – asset derivatives	Other assets	467	Other assets	569

Foreign exchange contracts – liability derivatives	Other accrued liabilities	(12,200)	Other accrued liabilities	(23,632)

Foreign exchange contracts – liability derivatives	Other noncurrent liabilities	(1,671)	Other noncurrent liabilities	(739)

The change in the fair values of ARRIS’s derivatives not designated as hedging instruments recorded in the Consolidated Statements of Operations during the three months ended March 31, 2016 and 2015 were as follows (in thousands):

		Three Months Ended March 31,
	Statement of Operations Location	2016	2015
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Loss (gain) on foreign currency	$17,455	$(10,309)

Note 8. Pension Benefits

Components of Net Periodic Pension Cost (in thousands):

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
	U.S	Taiwan	U.S	Taiwan
Service cost	$–	$173	$–	$185
Interest cost	438	$151	429	$165
Expected gain on plan assets	(199)	(68)	(210)	(44)
Amortization of net loss (gain)	194	(1,897)	209	–

Net periodic pension cost (benefit)	$433	$(1,641)	$428	$306

Employer Contributions

No minimum funding contributions are required in 2016 under the Company’s U.S. defined benefit plan. During the quarter ended March 31, 2016, the Company made a minimum funding contribution of $9.6 million related to its Taiwan pension plan.

The Company has established two rabbi trusts to fund the Company’s pension obligations under the non-qualified plan of the Chief Executive Officer and certain executive officers. The balance of these rabbi trust assets as of March 31, 2016 was approximately $18.3 million and is included in Investments on the Consolidated Balance Sheets.

Note 9. Guarantees

Warranty

ARRIS provides warranties of various lengths to customers based on the specific product and the terms of individual agreements. The Company provides for the estimated cost of product warranties based on historical trends, the embedded base of product in the field, failure rates, and repair costs at the time revenue is recognized.

Expenses related to product defects and unusual product warranty problems are recorded in the period that the problem is identified. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its suppliers, the estimated warranty obligation could be affected by changes in ongoing product failure rates, material usage and service delivery costs incurred in correcting a product failure, as well as specific product failures outside of ARRIS’s baseline experience. If actual product failure rates, material usage or service delivery costs differ from estimates, revisions (which could be material) would be recorded to the warranty liability.

The Company offers extended warranties and support service agreements on certain products. Revenue from these agreements is deferred at the time of the sale and recognized on a straight-line basis over the contract period. Costs of services performed under these types of contracts are charged to expense as incurred, which approximates the timing of the revenue stream.

Information regarding the changes in ARRIS’s aggregate product warranty liabilities for the three months ended March 31, 2016 was as follows (in thousands):

Balance at December 31, 2015	$49,027
Warranty reserve at acquisition	62,317
Accruals related to warranties (including changes in assumptions)	14,682
Settlements made (in cash or in-kind)	(12,416)

Balance at March 31, 2016	$113,610

Note 10. Inventories

The components of inventory were as follows, net of reserves (in thousands):

	March 31,	December 31,
	2016	2015
Raw material	$86,437	$60,287
Work in process	2,453	3,076
Finished goods	573,397	338,229

Total inventories, net	$662,287	$401,592

Note 11. Property, Plant and Equipment

Property, plant and equipment, at cost, consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Land	$68,562	$68,562
Building and leasehold improvements	151,801	141,171
Machinery and equipment	475,207	407,110

	695,570	616,843
Less: Accumulated depreciation	(326,315)	(304,532)

Total property, plant and equipment, net	$369,255	$312,311

Note 12. Restructuring and Integration

The following table represents a summary of and changes to the restructuring accrual, which is primarily composed of accrued severance and other employee costs and contractual obligations that related to excess leased facilities (in thousands):

	Employee severance & termination benefits	Contractual obligations and other	Total
Balance at December 31, 2015	$3	$87	$90
Restructuring charges	50,984	3	50,987
Cash payments / adjustments	(37,411)	(38)	(37,449)

Balance at March 31, 2016	$13,576	$52	$13,628

Employee severance and termination benefits – In first quarter of 2016, ARRIS completed its acquisition of Pace. ARRIS initiated restructuring plans as a result of the Acquisition that focuses on the rationalization of personnel, facilities and systems across the ARRIS organization.

The total estimated cost of the restructuring plan was approximately $51.0 million and was recorded as severance expense during 2016. This amount is included in the Consolidated Statement of Operations in the line item titled “Integration, acquisition and restructuring costs” The restructuring plan affected approximately 900 employees across the company and within each of the Company’s two reportable segments. The remaining liability is expected to be paid by the end of fourth quarter of 2016.

Contractual obligations - ARRIS has restructuring accruals representing contractual obligations that relate to excess leased facilities and equipment.

Integration expenses of $12.1 million were recorded during the three months ended March 31, 2016, related to outside services and other integration related activities.

Note 13. Indebtedness

The following is a summary of indebtedness and lease financing obligations as of March 31, 2016 and December 31, 2015 (in thousands):

	As of March 31, 2016	As of December 31, 2015
Current liabilities:
Term loan A	$49,500	$49,500
Term loan A-1	40,000	–
Account receivable financing program	11,503	–
Lease finance obligation	799	758

Current obligations	101,802	50,258
Current deferred financing fees and debt discount	(7,683)	(6,667)

	94,119	43,591
Noncurrent liabilities:
Term loan A	903,375	915,750
Term loan A-1	760,000	–
Term loan B	543,813	543,812
Revolver	–	–
Lease finance obligation	58,472	58,676

Noncurrent obligations	2,265,660	1,518,238
Noncurrent deferred financing fees and debt discount	(23,589)	(21,995)

	2,242,071	1,496,243

Total	$2,336,190	$1,539,834

Senior Secured Credit Facilities

On June 18, 2015, ARRIS Group amended and restated its existing credit agreement dated March 27, 2013 (the “Existing Credit Agreement”) to improve the terms and conditions of the credit agreement, extend the maturities of certain loan facilities, increase the amount of the revolving credit facility, and add a new term A-1 loan facility to fund the acquisition of Pace. The credit facility under the amended credit agreement (the “Amended Credit Agreement”) is comprised of (i) a “Term Loan A Facility” of $990 million, (ii) a “Term Loan B Facility” of $543.8 million, (iii) a “Revolving Credit Facility” of $500 million and (iv) a “Term Loan A-1 Facility” of $800 million, was funded upon the closing of the acquisition of Pace in 2016. Under the Amended Credit Agreement, the Term Loan A Facility, Term Loan A-1 Facility and the Revolving Credit Facility will mature on June 18, 2020. The Term Loan B Facility will mature on April 17, 2020. Interest rates on borrowings under the senior secured credit facilities are set forth in the table below.

	Rate	As of March 31, 2016
Term Loan A	LIBOR + 1.75%	2.18%
Term Loan A-1	LIBOR + 1.75%	2.18%
Term Loan B	LIBOR(1) + 2.50%	3.25%
Revolving Credit Facility(2)	LIBOR + 1.75%	Not Applicable

(1)	Includes LIBOR floor of 0.75%
(2)	Includes unused commitment fee of 0.35% and letter of credit fee of 1.75% not reflected in interest rate above.

The Amended Credit Agreement provides for adjustments to the interest rates paid on the Term Loan A, Term Loan A-1, Term Loan B and Revolving Credit Facility based upon the achievement of certain leverage ratios.

Borrowings under the senior secured credit facilities are secured by first priority liens on substantially all of the assets of ARRIS and certain of its present and future subsidiaries who are or become parties to, or guarantors under, the Amended Credit Agreement governing the senior secured credit facilities. The Amended Credit Agreement provides terms for mandatory prepayments, optional prepayments and commitment reductions. The Amended Credit Agreement also includes events of default, which are customary for facilities of this type (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all amounts outstanding under the credit facilities may be accelerated. The Amended Credit Agreement contains usual and customary limitations on indebtedness, liens, restricted payments, acquisitions and asset sales in the form of affirmative, negative and financial covenants, which are customary for financings of this type, including the maintenance of a minimum interest coverage ratio of 3.50:1 and a maximum leverage ratio of 3.75:1 (with a scheduled decrease to 3.50:1 in the first quarter of 2017). As of March 31, 2016, ARRIS was in compliance with all covenants under the Amended Credit Agreement.

During the three months ended March 31, 2016, the Company made mandatory prepayments of approximately $12.4 million related to the senior secured credit facilities. In addition, the Company repaid $240.2 million of debt assumed in the Pace acquisition.

Account Receivable Financing Program

In connection with the Combination on January 4, 2016, ARRIS assumed an accounts receivable financing program (the “AR Financing Program” or the “Program”) which was entered into by Pace on June 30, 2015. Under this Program, the Company assigns trade receivables on a revolving basis of up to $50 million to the lender and the lender advances 95% of the receivable value to the Company. The remaining 5% is remitted to ARRIS upon receipt of cash from the customer.

The AR Financing Program is accounted for as secured borrowings and amounts outstanding are included in the current portion of long-term debt on the consolidated balance sheet. The Company pays certain transaction fees and interest of 1.23% on the outstanding balance in connection with this Program.

Other

As of March 31, 2016, the scheduled maturities of the contractual debt obligations for the next five years are as follows (in thousands):

2016 (for the remaining nine months)	$67,125
2017	89,500
2018	89,500
2019	89,500
2020	1,961,063

Note 14. Segment Information

The “management approach” has been used to present the following segment information. This approach is based upon the way the management of the Company organizes segments within an enterprise for making operating decisions and assessing performance. Financial information is reported on the basis that it is used internally by the chief operating decision maker (“CODM”) for evaluating segment performance and deciding how to allocate resources to segments. The Company’s chief executive officer has been identified as the CODM.

Our CODM manages the Company under two segments:

•

Customer Premises Equipment (“CPE”) – The CPE segment’s product solutions include set-top boxes, gateways, and subscriber premises equipment that enable service providers to offer Voice, Video and high-speed data services to residential and business subscribers.

•

Network & Cloud (“N&C”) – The N&C segment’s product solutions include cable modem termination system, video infrastructure, distribution and transmission equipment and cloud solutions that enable facility-based service providers to construct a state-of-the-art residential and metro distribution network. The portfolio also includes a full suite of global services that offer technical support, professional services and system integration offerings to enable solutions sales of ARRIS’s end-to-end product portfolio.

These operating segments were determined based on the nature of the products and services offered. The measures that are used to assess the reportable segment’s operating performance are sales and direct contribution. Direct contribution is defined as gross margin less direct operating expense. The “Corporate and Unallocated Costs” category of expenses include corporate sales and marketing, home office general and administrative expenses, annual bonus and equity compensation. These expenses are not included in the measure of segment direct contribution and as such are reported as “Corporate and Unallocated Costs” and are included in the reconciliation to income (loss) before income taxes. A measure of assets is not applicable, as segment assets are not regularly reviewed by the CODM for evaluating performance or allocating resources.

The table below represents information about the Company’s reportable segments for the three months ended March 31, 2016 and 2015 (in thousands):

	For the Three Months Ended March 31,
	2016	2015
Net sales to external customers:
CPE	$1,090,828	$821,674
N&C	524,237	393,500
Other	(359)	(16)

Total	1,614,706	1,215,158

Direct contribution:
CPE	131,965	151,452
N&C	156,984	94,203

Segment total	288,949	245,655

Corporate and unallocated costs	(186,027)	(141,892)
Amortization of intangible assets	(98,493)	(57,147)
Integration, acquisition, restructuring and other	(90,919)	(898)

Operating (loss) income	(86,490)	45,718

Interest expense	19,626	13,367
Loss on investments	1,959	1,709
Loss on foreign currency	12,241	20
Interest income	(783)	(721)
Other expense (income), net	(350)	7,063

Income (loss) before income taxes	$(119,183)	$24,280

For the three month period ended March 31, 2016 and 2015, the compositions of our corporate and unallocated costs that are reflected in the consolidated statement of operations were as follow (in thousands):

	For the Three Months Ended March 31,
	2016	2015
Corporate and unallocated costs:
Cost of sales	$47,388	$14,741
Selling, general and administrative expenses	95,373	86,108
Research and development expenses	43,266	41,043

Total	$186,027	141,892

Note 15. Sales Information

ARRIS sells its products primarily in the United States. The Company’s international revenue is generated from Asia Pacific, Canada, Europe and Latin America. Sales to customers outside of United States were approximately 24.4% and 26.7% of total sales for the three months ended March 31, 2016 and 2015, respectively.

International sales by region for the three months ended March 31, 2016 and 2015 were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Americas, excluding U.S. (1)	$236,639	$204,858
Asia Pacific	37,369	33,984
EMEA	119,732	85,561

Total international sales	$393,740	$324,403

(1)	Excludes U.S. sales of $1,221.0 million and $890.8 million for the three months ended March 31, 2016 and 2015, respectively.

Note 16. Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for the periods indicated (in thousands, except per share data):

	Three Months Ended March 31,
	2016	2015
Basic:
Net (loss) income attributable to ARRIS International plc	$(202,573)	$19,126

Weighted average shares outstanding	191,743	145,350

Basic earnings per share	$(1.06)	$0.13

Diluted:
Net (loss) income attributable to ARRIS International plc	$(202,573)	$19,126

Weighted average shares outstanding	191,743	145,350
Net effect of dilutive equity awards	–	3,636

Total	191,743	148,986

Diluted earnings per share	$(1.06)	$0.13

For the three months ended March 31, 2016, all of the equity-based awards were excluded from the computation of diluted earnings per share shares because their effect would have been anti-dilutive. For the three months ended March 31, 2015, no outstanding equity-based awards were anti-dilutive. These exclusions are made if the exercise price of these equity-based awards is in excess of the average market price of the shares for the period, or if the Company has net losses, both of which have an anti-dilutive effect.

During the three months ended March 31, 2016, the Company issued 0.8 million shares of its ordinary shares related to the vesting of restricted shares, as compared to 3.2 million shares for the twelve months ended December 31, 2015.

In connection with the Acquisition, ARRIS issued approximately 47.7 million shares of ARRIS International plc ordinary shares as part of the purchase consideration. The fair value of the 47.7 million shares issued, $1,434.7 million, was determined based on the conversion of each of Pace’s shares and equity awards outstanding at a conversion rate of 0.1455 with a value of $30.08 at January 4, 2016, which represents the opening price of the Company’s shares at the date of Combination. (See Note 3 Business Acquisition for additional details)

The Company has not paid cash dividends on its shares since its inception.

Note 17. Shareholders’ Equity

The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to shareholders of ARRIS International plc. and equity attributable to noncontrolling interest (in thousands):

	Common Stock	Ordinary Shares	Capital in Excess of Par Value	Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total ARRIS International plc stockholders’ equity	Non- controlling Interest	Total stockholders’ equity
Balance, December 31, 2015	$1,790	$—	$1,777,276	$(331,329)	$358,823	$(12,646)	$1,793,914	$47,047	$1,840,961
Net income (loss)	—	—	—	—	(202,573)	—	(202,573)	(2,623)	(205,196)
Other comprehensive loss, net of tax	—	—	—	—	—	(7,830)	(7,830)	(3)	(7,833)
Compensation under stock award plans	—	—	14,276	—	—	—	14,276	—	14,276
Effect of combination on ARRIS Group	(1,439)	2,173	(734)		—	—	—	—	—
Cancellation of treasury stock	(351)	—	—	331,329	(330,978)	—	—	—	—
Issuance of ordinary shares for Pace acquisition	—	703	1,433,987	—	—	—	1,434,690	—	1,434,690
Issuance of ordinary shares and other	—	12	(13,941)	—	—	—	(13,929)	—	(13,929)
Repurchase of ordinary shares, net	—	(64)	—	—	(149,939)	—	(150,003)	—	(150,003)
Income tax expense related to exercise of restricted share units	—	—	(3,294)	—	—	—	(3,294)	—	(3,294)
Other	—	—	(2,717)	—	—	—	(2,717)	—	(2,717)

Balance, March 31, 2016	$—	$2,824	$3,204,853	$—	$(324,667)	$(20,476)	$2,862,534	$44,421	$2,906,955

Combination

Prior to the Combination, the Company accounted for purchases of its outstanding common stock using the treasury share method permitted under U.S. GAAP. Under this method, the Company recorded purchases of its own outstanding common stock separately as a reduction to shareholders’ equity based on the cost of the shares acquired. Under U.K. law, when the Company repurchases its outstanding shares, those shares are cancelled. In the quarter ended March 31, 2016 as part of the Combination, the Company constructively cancelled 35.1 million shares of treasury stock. The impact of the cancellation of all outstanding treasury shares was a decrease in common stock and retained earnings of $351 thousand and $331.0 million, respectively and the balance of treasury stock at cost of $331.3 million was eliminated.

Additionally, effective upon the completion of the Combination, the par value of ARRIS Group outstanding equity shares changed from $0.01 par value to a nominal value of £0.01. The impact of this change was an increase in Ordinary shares of $0.7 million, and decrease in additional paid-in capital of $0.7 million.

Note 18. Income Taxes

On January 4, 2016, ARRIS Group completed the Combination transaction with Pace, a company incorporated in England and Wales. In connection with the Combination, (i) ARRIS International plc (“ARRIS”), a company incorporated in England and Wales, acquired all of the outstanding ordinary shares of Pace (the “Pace Acquisition”) and (ii) a wholly-owned subsidiary of ARRIS was merged with and into ARRIS Group (the “Merger”), with ARRIS Group surviving the Merger as an indirect wholly-owned subsidiary of ARRIS. As a result of the Merger, ARRIS incurred withholding taxes of $55.0 million. Subsequent to the Merger, ARRIS is subject to the United Kingdom statutory tax rate of 20% and a territorial corporate tax system. Prior to the Merger, ARRIS was subject to the U.S. statutory tax rate of 35% and a worldwide corporate tax system.

The Company’s estimated annualized effective tax rate calculated separately from the effect of significant, infrequent or unusual items for 2016 is (25.1%). The estimated annualized effective tax rate differs from the UK statutory rate of 20% primarily as a result of the favorable impact of intragroup financing and 2016 U.S. federal research and development credits. For the three months ended March 31, 2016 and 2015, the Company recorded income tax expense of $86.0 million and $5.2 million, respectively. The change in income tax expense for the three month period ended March 31, 2016 compared to the three month period ended March 31, 2015, was due to a book loss in 2016, to which the estimated annualized effective tax rate of (25.1%) was applied. In addition, during the quarter the Company recorded $55 million of withholding tax expense in connection with the Combination, as well as $2.1 million of expense on expiring net operating losses, both of which are one-time items.

During the three month period ended March 31, 2016, the Company changed its permanent reinvestment assertion as it relates to earnings of certain foreign subsidiaries. As a result of this change, the Company recognized a deferred tax liability of $0.8 million in the three month period ending March 31, 2016.

Note 19. Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated other comprehensive income by component, net of taxes, for the three months ended March 31, 2016 and 2015 (in thousands):

	Available-for- sale securities	Derivative instruments	Change related to pension liability	Cumulative translation adjustments	Total
Balance as of December 31, 2015	$133	$(6,781)	$(4,195)	$(1,803)	$(12,646)
Other comprehensive (loss) income before reclassifications	(232)	(9,933)	–	3,080	(7,085)
Amounts reclassified from accumulated other comprehensive income (loss)	12	1,140	(1,897)	–	(745)

Net current-period other comprehensive income (loss)	(220)	(8,793)	(1,897)	3,080	(7,830)

Balance as of March 31, 2016	$(87)	$(15,574)	$(6,092)	$1,277	$(20,476)

	Available-for- sale securities	Derivative instruments	Change related to pension liability	Cumulative translation adjustments	Total
Balance as of December 31, 2014	$25	$(3,166)	$(7,181)	$(725)	$(11,047)
Other comprehensive (loss) income before reclassifications	9	(3,142)	–	(59)	(3,192)
Amounts reclassified from accumulated other comprehensive income (loss)	–	1,168	105	–	1,273

Net current-period other comprehensive income (loss)	9	(1,974)	105	(59)	(1,919)

Balance as of March 31, 2015	$34	$(5,140)	$(7,076)	$(784)	$(12,966)

Note 20. Repurchases of ARRIS Shares

The table below sets forth the purchases of ARRIS shares for the quarter ended March 31, 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
January 2016	29,119	$25.85	–	$300,000
February 2016	2,369,945	$23.01	2,369,945	$245,465
March 2016	4,599,690	$23.64	4,021,594	$149,997

(1)	Includes approximately 607,215 shares subject to equity awards that were cancelled for cash to satisfy minimum tax withholding obligations that arose on the vesting of shares of restricted stock units.

Upon completing the Combination, ARRIS International plc conducted a court-approved process in accordance with section 641(1)(b) of the UK Companies Act 2006, pursuant to which the Company reduced its stated share capital and thereby increased its distributable reserves or excess capital out of which ARRIS may legally pay dividends or repurchase shares. Distributable reserves are not linked to a U.S. GAAP reported amount. In early 2016, the Company’s Board of Directors approved a $300 million share repurchase authorization replacing all prior programs of ARRIS Group. Unless terminated earlier by a Board resolution, this new plan will expire when ARRIS has used all authorized funds for repurchase.

Note 21. Commitments and Contingencies

Leases:

ARRIS leases office, distribution, and warehouse facilities as well as equipment under long-term leases expiring at various dates through 2023. Included in these operating leases are certain amounts related to restructuring activities; these lease payments and related sublease income are included in restructuring accruals on the consolidated balance sheets. Future minimum operating lease payments under non-cancelable leases at March 31, 2016 were as follows (in thousands):

Operating Leases
2016 (for the remaining nine months)	$25,718
2017	27,883
2018	21,618
2019	16,872
2020	13,495
Thereafter	40,811
Less sublease income	(1,076)

Total minimum lease payments	$145,321

Total rental expense for all operating leases amounted to approximately $9.0 million and $6.5 million for the three months ended March 31, 2016 and 2015, respectively.

Additionally, the Company had contractual obligations of approximately $708.0 million under agreements with non-cancelable terms to purchase goods or services over the next year. All contractual obligations outstanding at the end of prior years were satisfied within a 12 month period, and the obligations outstanding as of March 31, 2016 are expected to be satisfied by 2017.

Bank Guarantees:

The Company has outstanding bank guarantees, of which certain amounts are collateralized by restricted cash. As of March 31, 2016, the restricted cash associated with the outstanding bank guarantee was $1.6 million which is reflected in Other Assets on the Consolidated Balance Sheets.

Legal Proceedings:

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

Due to the nature of the Company’s business, it is subject to patent infringement claims, including current suits against it or one or more of its wholly-owned subsidiaries, or one or more of our customers who may seek indemnification from us, alleging infringement by various Company products and services. The Company believes that it has meritorious defenses to the allegation made in its pending cases and intends to vigorously defend these lawsuits; however, it is currently unable to determine the ultimate outcome of these or similar matters. Accordingly, with respect to these proceedings, we are currently unable to reasonably estimate the possible loss or range of possible losses. In addition, the Company is a defendant in various litigation matters generally arising out of the normal course of business. (See Part II, Item 1 “Legal Proceedings” for additional details)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

ARRIS is a world leader in entertainment and communications technology. Our innovations combine hardware, software, and services across the cloud, network, and home to power TV and Internet for millions of people around the globe. The people of ARRIS collaborate with the world’s top service providers, content providers, and retailers to advance the state of our industry and pioneer tomorrow’s connected world.

We are headquartered in Suwanee, Georgia and operate in two business segments: Customer Premises Equipment (“CPE”) and Network & Cloud (“N&C”). We enable service providers including cable, telephone, and digital broadcast satellite operators and media programmers to deliver media, voice, and IP data services to their subscribers. We are a leader in set-tops, digital video and Internet Protocol Television (“IPTV”) distribution systems, broadband access infrastructure platforms, and associated data and voice CPE, which we also sell directly to consumers through retail channels. Our solutions are complemented by a broad array of services including technical support, repair and refurbishment, and system design and integration.

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

Following the Combination, both ARRIS Group and Pace became indirect wholly-owned subsidiaries of ARRIS International. The ordinary shares of ARRIS International trade on The NASDAQ Global Market Select under the symbol “ARRS.” In addition, while ARRIS International is incorporated under the laws of England and Wales, our corporate headquarters remain in Suwanee, Georgia. Following the Combination, we continue to operate in two business segments with the former Pace products included in our Network & Cloud and Consumer Premises Equipment Segments.

Business and Financial Highlights

Business Highlights

•	Completed the acquisition of Pace in January 2016.
•	Grew revenues year over year by 33%, primarily as the result of the Combination.
•	Re-domiciled to the United Kingdom resulting in a lower overall effective tax rate.
•	Established the International Business Operations Group, a focused team responsible for further leveraging the scale of ARRIS in the expanding international business.
•	Made significant progress in the integration of the Pace business operations.

Financial Highlights

•	Sales in the first quarter of 2016 were $1,614.7 million as compared to $1,215.2 million in the same period in 2015, primarily reflecting the impact of the Combination.
•

Gross margin percentage was 23.8% in the first quarter of 2016, which compares to 27.7% in the first quarter of 2015. The decline in the margin reflects mix changes and the impact of required acquisition accounting adjustments to the Pace inventory in connection with the Combination.

•

Total operating expenses (excluding amortization of intangible assets, integration, acquisition, restructuring charges and other costs) in the first quarter of 2016 were $281.6 million, as compared to $232.8 million in the same period last year, reflecting the increased size of the Company as a result of the Combination.

•

We ended the first quarter of 2016 with $676.3 million of cash, cash equivalents and short-term marketable security investments. We used approximately $222.5 million of cash for operating activities in the first quarter of 2016. In the quarter, we used cash for several acquisition related activities (restructuring, integration, banker/ acquisition fees, withholding taxes and stamp taxes). We acquired $298.7 million of cash as part of the Combination.

•

We ended the first quarter of 2016 with outstanding debt of $2,296.7 million, at face value, the current portion of which is $89.5 million. We repaid $12.4 million of our Term Loans under our credit facility and $240.2 million of indebtedness assumed in the Combination in the first quarter of 2016.

•	During the first quarter of 2016, we used approximately $150.0 million of cash to repurchase 6.4 million ordinary shares at an average price of $23.47 per share.

Comparison of Operations for the Three Months Ended March 31, 2016 and 2015

Net Sales

The table below sets forth our net sales for the three months ended March 31, 2016 and 2015, for each of our segments (in thousands):

	Net Sales
	Three Months Ended March 31,		Increase (Decrease) 2016 vs. 2015
	2016	2015	$	%

Business Segment:
CPE	$1,090,828	$821,674	$269,154	32.8%
N&C	524,237	393,500	130,737	33.2%
Other	(359)	(16)	(343)	–

Total sales	$1,614,706	$1,215,158	$399,548	32.9%

The table below sets forth our domestic and international sales for the three months ended March 31, 2016 and 2015 (in thousands):

	Net Sales
	Three Months Ended March 31,		Increase (Decrease) 2016 vs. 2015
	2016	2015	$	%
Domestic	$1,220,966	$890,755	$329,804	37.0%
International
Americas, excluding U.S.	236,639	204,858	32,202	15.7%
Asia Pacific	37,369	33,984	3,384	10.0%
EMEA	119,732	85,561	34,171	39.9%

Total international	393,740	324,403	69,757	21.5%

Total	$1,614,706	$1,215,158	$399,561	32.9%

Customer Premises Equipment Net Sales 2016 vs. 2015

During the three months ended March 31, 2016, sales in the CPE segment increased $269.2 million, or approximately 32.8%, as compared to the same period in 2015. The increase is primarily attributable to expansion of both video and broadband products resulting from the Combination.

Network and Cloud Net Sales 2016 vs. 2015

During the three months ended March 31, 2016, sales in the N&C segment increased $130.7 million, or approximately 33.2%, as compared to the same period in 2015. The increase in sales is primarily a result of the Combination and increased customer spend as service providers increase their investment to expand broadband network capacity and high speed data internet access speeds.

Gross Margin

The table below sets forth our gross margin for the three months ended March 31, 2016 and 2015 (in thousands, except percentages):

	Gross Margin
	Three Months Ended March 31,		Increase (Decrease) 2016 vs. 2015
	2016	2015	$	Change
Gross margin dollars	$384,032	$336,556	$47,476	14.1%
Gross margin	23.8%	27.7%		(3.9)

During the three months ended March 31, 2016, gross margin dollars increased primarily as a result of the Combination. Gross margin percentage decreased primarily as a result of product mix. We had a change in mix within our CPE segment, reflecting higher sales of lower margin products. We also have higher sales of CPE products compared to Network and Cloud products. CPE sales have a lower margin than the consolidated average. We also valued acquired Pace inventory at fair value as of the acquisition date as required by accounting rules. The valuation resulted in a step-up of the underlying net book value of the Pace inventory by $52.3 million. The Company recognized increased cost of sales of $30.3 million in the quarter ended March 31, 2016 as this inventory was sold to customers which negatively impacted the gross margin. We expect the remaining inventory step-up of $22 million to be recognized by the end of the second quarter and our costs should subsequently decline accordingly.

Operating Expenses

The table below provides detail regarding our operating expenses (in thousands):

	Operating Expenses
	Three Months Ended March 31,		Increase (Decrease) 2016 vs. 2015
	2016	2015	$	%
Selling, general, and administrative	$119,963	$100,324	$19,639	19.6%
Research and development	161,147	132,469	28,678	21.6%
Amortization of intangible assets	98,493	57,147	41,346	72.4%
Integration, acquisition, restructuring & other	90,919	898	90,021	10,024.6%

Total	$470,522	$290,838	$179,684	62.0%

Selling, General, and Administrative, or SG&A Expenses

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

SG&A expenses increased for the three months ended March 31, 2016 compared to the prior year due to our acquisition of Pace as well our ActiveVideo acquisition. During the quarter, we began restructuring activities, as a result we anticipate costs to decrease through 2016.

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

During the three months ended March 31, 2016, R&D expenses increased as compared to the same period in 2015. The increase is due to incremental expense associated with our acquisition of Pace and ActiveVideo. During the quarter, we began restructuring activities in connection with the integration of Pace, as a result we anticipate costs to decrease through 2016.

Amortization of Intangible Assets

Our intangible amortization expense relates to finite-lived intangible assets acquired in business combinations. Intangibles amortization expense for the three months ended March 31, 2016 and 2015 was $98.5 million and $57.1 million, respectively. The increase is a result of the Combination and ActiveVideo acquisitions.

Integration, Acquisition and Restructuring Costs

During the three months ended March 31, 2016 and 2015, we recorded integration, acquisition, restructuring, and other costs of $90.9 million and $0.9 million, respectively.

Acquisition expenses of $27.8 million were recorded during the three months ended March 31, 2016, related to banker fees, legal fees and other direct costs of the Combination.

Integration expenses of $12.1 million were recorded during the three months ended March 31, 2016, related to outside services and other integration related activities.

Restructuring expense of $51.0 million was recorded during the three months ended March 31, 2016. The restructuring plan affected approximately 900 employees across the company and its two reportable segments.

The Company anticipates further restructuring during 2016 as it continues to integrate the Pace operations.

Direct Contribution

The table below sets forth our direct contribution for the three months ended March 31, 2016 and 2015, for each of our segments (in thousands):

	Direct Contribution
	Three Months Ended March 31,		Increase (Decrease) 2016 vs. 2015
	2016	2015	$	%
Business Segment:
CPE	$131,965	$151,452	$(19,487)	(12.9)%
N&C	156,984	94,203	62,781	66.6%

Total	$288,949	$245,655	$43,294	17.6%

Customer Premises Equipment Direct Contribution 2016 vs. 2015

During the three months ended March 31, 2016, CPE segment direct contribution decreased by approximately $19.5 million, or 12.9%, as compared to the same period in 2015. Despite higher sales year over year, the direct contribution was negatively impacted by a higher mix of lower margin products. In addition to product mix, there was an increased investment in R&D as a result of the Combination.

Network and Cloud Direct Contribution 2016 vs. 2015

During the three months ended March 31, 2016, direct contribution in our N&C segment increased by approximately $62.8 million, or 66.6%, as compared to the same period in 2015. The increase was primarily attributable the higher sales resulting from the Combination, offset by higher R&D, also a result of the Combination.

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

For the three months ended March 31, 2016 and 2015, the composition of our corporate and unallocated costs that are reflected in the consolidated statement of operations were as follows (in thousands, except percentages):

	Direct Contribution
	Three Months Ended March 31,		Increase (Decrease) 2016 vs. 2015
	2016	2015	$	%
Cost of sales	$47,388	$14,741	$32,647	221.5%
Selling, general & administrative expenses	95,373	86,108	9,265	10.8%
Research & development expenses	43,266	41,043	2,223	5.4%

Total	$186,027	$141,892	$44,135	31.1%

During the three months ended March 31, 2016, corporate and unallocated costs increased by approximately $44.1 million, or 31.1%, as compared to the same period in 2015. The increase was primarily attributable to an increase in general & administrative costs deriving from the acquisition of Pace. Included in cost of sales is $30.3 million associated with the step-up in the underlying net book value of Pace inventory to fair market value as of the acquisition date.

Other Expense (Income)

The table below provides detail regarding our other expense (in thousands):

	Direct Contribution
	Three Months Ended March 31,		Increase (Decrease) 2016 vs. 2015
	2016	2015	$	%
Interest expense	$19,626	$13,367	$6,259	46.8%
Loss on investments	1,959	1,709	250	14.6%
Loss on foreign currency	12,241	20	12,221	61,105.0%
Interest income	(783)	(721)	(62)	(8.6)%
Other (income) expense, net	(350)	7,063	(7,413)	(105.0)%

Total	$32,693	$21,438	$11,255	52.5%

Interest Expense

Interest expense includes the amortization of debt issuance costs (deferred finance fees and the debt discounts) related to our term loans and interest paid on notes and term loans and other debt obligations. Interest expense for the three months ended March 31, 2016 and 2015 was $19.6 million and $13.4 million respectively, reflecting the increase in debt resulting from the Combination. Upon the closing of the Pace acquisition in the first quarter of 2016, we incurred an additional $2.3 million of debt issuance costs which were capitalized and amortized over the term of the loan.

Loss (Gain) on Investments

From time to time, we hold certain investments in the common stock of private and publicly-traded companies, a number of non-marketable equity securities, and investments in rabbi trusts associated with our deferred compensation plans and certain investments in limited liability companies and partnerships that are accounted for using the equity method of accounting. As such our equity portion in current earnings of such companies is included in the loss (gain) on investments.

During the three months ended March 31, 2016 and 2015, we recorded net losses related to these investments of $2.0 million and $1.7 million, respectively.

Loss on Foreign Currency

During the three months ended March 31, 2016 and 2015, we recorded a foreign currency loss of approximately $12.2 million and $20 thousand, respectively. We have US dollar functional currency entities that bill certain international customers in their local currency. Additionally, certain intercompany transactions are denominated in foreign currencies and subject to revaluation. To mitigate the volatility related to fluctuations in the foreign exchange rates, we enter into various foreign currency contracts. The loss (gain) on foreign currency is driven by the fluctuations in the foreign currency exchange rates.

As part of the Pace acquisition completed in 2016, we paid the former Pace shareholders 132.5 pence per share in cash consideration, which was approximately 434.3 million British pounds, in the aggregate, as of January 4, 2016. We entered into foreign currency forward contracts to purchase British pounds and sell U.S. Dollars in order to mitigate the volatility related to fluctuations in the foreign exchange rate prior to the closing period. The contracts fixed the British pound to U.S. dollar forward exchange rate at various rates. During the quarter ended March 31, 2016, losses of $1.6 million were recorded related to the British pound forward contracts. These contracts were terminated upon the close of the Pace acquisition in January 2016.

Interest Income

Interest income during the three months ended March 31, 2016 and 2015 was $0.8 million and $0.7 million, respectively. The income reflects interest earned on cash, cash equivalents, short-term and long-term marketable security investments.

Other (Income) Expense, net

Other (income) expense, net for the three months ended March 31, 2016 and 2015 was $(0.4) million and $7.1 million, respectively. During the quarter ended March 31, 2015, the Company recorded a loss of $5.3 million from the sale of land and building associated with its San Diego campus facilities.

Income Tax Expense

Our estimated annualized effective tax rate calculated separately from the effect of significant, infrequent or unusual items for 2016 is (25.1%). The estimated annualized effective tax rate differs from the UK statutory rate of 20% primarily as a result of the favorable impact of intragroup financing and 2016 U.S. federal research and development credits. For the three months ended March 31, 2016 and 2015, we recorded income tax expense of $86.0 million and $5.2 million, respectively. The change in income tax expense for the three month period ended March 31, 2016 compared to the three month period ended March 31, 2015, was due to a book loss in 2016, to which the estimated annualized effective tax rate of (25.1%) was applied. In addition, during the quarter we recorded $55 million of withholding tax expense in connection with the Combination, as well as $2.1 million of expense on expiring net operating losses, both of which are one-time items.

Non-GAAP Measures

As part of our ongoing review of financial information related to our business, we regularly use non-GAAP measures, in particular non-GAAP earnings, as we believe they provide a meaningful insight into our business and trends. We also believe that these non-GAAP measures provide readers of our financial statements with useful information and insight with respect to the results of our business. However, the presentation of non-GAAP information is not intended to be considered in isolation or as a substitute for results prepared in accordance with GAAP. Below are tables for the three months ended March 31, 2016 and 2015 which detail and reconcile GAAP and non-GAAP net sales and adjusted net income:

In managing and reviewing our business performance, we exclude a number of items required by GAAP. Management believes that excluding these items is useful in understanding the trends and managing our operations. We provide these supplemental non-GAAP measures in order to assist the investment community to see ARRIS through the “eyes of management,” and therefore enhance understanding of ARRIS’ operating performance. Non-GAAP financial measures should be viewed in addition to, and not as an alternative to, the Company’s reported results prepared in accordance with GAAP. Our non-GAAP financial measures reflect adjustments based on the following items, as well as the related income tax effects:

(in thousands, except per share data)	Q1 2015		Q1 2016
	Amount	Per Diluted Share	Amount	Per Diluted Share
Sales	$1,215,158		$1,614,706

	Q1 2015		Q1 2016
	Amount	Per Diluted Share	Amount	Per Diluted Share
Net income (loss) attributable to ARRIS International plc.	$19,126	$0.13	$(202,573)	$(1.06)
Highlighted items:
Impacting gross margin:
Stock compensation expense	1,791	0.01	2,239	0.01
Acquisition accounting impacts related to inventory valuation	–	–	30,292	0.16
Impacting operating expenses:
Integration, acquisition and restructuring costs	898	0.01	90,919	0.47
Amortization of intangible assets	57,147	0.38	98,493	0.51
Stock compensation expense	12,183	0.08	12,037	0.06
Noncontrolling interest share of non-GAAP adjustments	–	–	(776)	–
Impacting other (income) / expense:
Credit facility - ticking fees	–	–	(9)	–
Foreign exchange contract losses related to cash consideration of Pace acquisition	–	–	1,610	0.01
Loss on sale of building	5,142	0.03	–	–
Impacting income tax expense:
Foreign withholding tax			54,741	–
Net tax items	(30,533)	(0.20)	3,417	0.02

Total highlighted items	46,628	0.31	292,963	1.51

Net income excluding highlighted items	$65,754	$0.44	$90,390	$0.47

Weighted average common shares - basic		145,350		191,743

Weighted average common shares - diluted		148,986		193,591

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

Acquisition Accounting Impacts Related to Inventory Valuation: In connection with the accounting related to our acquisitions, business combinations rules require the inventory be recorded at fair value on the opening balance sheet. This is different from historical cost. Essentially we are required to write the inventory up to end customer price less a reasonable margin as a distributor. This resulted in an increase in the value of inventory and resulted in higher cost of goods sold as it was sold.

Integration, Acquisition, and Restructuring Costs: We have excluded the effect of acquisition, integration, and other expenses and the effect of restructuring expenses in calculating our non-GAAP operating expenses and net income (loss) measures. We incurred expenses in connection with the ActiveVideo and the Pace acquisitions, which we generally would not otherwise incur in the periods presented as part of our continuing operations. Acquisition and integration expenses consist of transaction costs, costs for transitional employees, other acquired employee related costs, and integration related outside services. Restructuring expenses consist of employee severance and abandoned facilities. We believe it is useful to understand the effects of these items on our total operating expenses.

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

Credit Facility – Ticking Fees: In connection with our acquisition of Pace, the cash portion of the consideration was funded through debt financing commitments. A ticking fee was paid to our banks to compensate for the time lag between the commitment allocation on a loan and the actual funding. We have excluded the effect of the ticking fee in calculating our non-GAAP financial measures. We believe it is useful to understand the effect of this item in our other expense (income).

Foreign Exchange Contract Losses Related to Cash Consideration of Pace Acquisition: In the second quarter of 2015, the Company announced its intent to acquire Pace plc in exchange for stock and cash. We subsequently entered into foreign exchange forward contracts in order to hedge the foreign currency risk associated with the cash consideration of the Pace acquisition. These foreign exchange forward contracts were not designated as hedges, and accordingly, all changes in the fair value of these instruments are recognized as a loss (gain) on foreign currency in the Consolidated Statements of Operations. We believe it is useful to understand the effect of this on our other expense (income).

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

Foreign Withholding Tax: In connection with our acquisition of Pace, ARRIS US Holdings, Inc. transferred shares of its subsidiary ARRIS Financing II Sarl to ARRIS International plc. Under U.S. tax law, based on the best available information, we believe the transfer constituted a deemed distribution from ARRIS U.S. Holdings Inc. to ARRIS International plc that is treated as a dividend for U.S. tax purposes. A deemed dividend of this type is subject to U.S. withholding tax to the extent of the current and accumulated earnings and profits (as computed for tax purposes) (“E&P”) of ARRIS U.S. Holdings Inc., which include the E&P of the former ARRIS Group, Inc. and subsidiaries through December 31, 2016. Accordingly, ARRIS U.S. Holdings Inc. remitted U.S. withholding tax in the amount of $55 million based upon its estimated E&P of $1.1 billion and the U.S. dividend withholding tax rate of 5 percent (as provided in Article 10 (Dividends) of the United Kingdom-United States Tax Treaty). We have excluded the withholding tax in calculating our non-GAAP financial measures.

Net Tax Items: We have excluded the tax effect of the non-GAAP items mentioned above. Additionally, we have excluded the effects of certain tax adjustments related to state valuation allowances, research and development tax credits and provision to return differences.

Financial Liquidity and Capital Resources

One of our key strategies remains maintaining and improving our capital structure. The key metrics we focus on are summarized in the table below:

Liquidity & Capital Resources Data

	Three Months Ended March 31,
	2016	2015
	(in thousands, except DSO and turns)
Key Working Capital Items
Cash used in operating activities	$(222,535)	$(63,263)
Cash, cash equivalents, and short-term investments	$676,250	$628,555
Long-term U.S. corporate bonds	$–	$3,054
Accounts receivable, net	$972,540	$819,918
Days Sales Outstanding	55	53
Inventory	$662,287	$372,379
Inventory turns	7.4	9.1
Key Financing Items
Term loans at face value	$2,296,688	$1,533,813
Lease financing obligation	$59,271	$59,860
Accounts receivable financing facility	$11,503	–
Cash used for debt repayment	$252,625	$13,750
Cash used for shares repurchases	$150,003	$24,999
Key Investing Items
Capital Expenditures	$9,140	$10,919

Overview

In managing our liquidity and capital structure, we remained and are focused on key goals, and we have and will continue in the future to implement actions to achieve them. They include:

•	Liquidity – ensure that we have sufficient cash resources or other short-term liquidity to manage day to day operations.
•	Growth – implement a plan to ensure that we have adequate capital resources, or access thereto, fund internal growth and execute acquisitions.
•	Share repurchases – opportunistically repurchase our ordinary shares.
•	Deleverage – reduce our debt obligation.

Accounts Receivable & Inventory

We use the number of times per year that inventory turns over (based upon sales for the most recent period, or turns) to evaluate inventory management, and days sales outstanding, or DSOs, to evaluate accounts receivable management.

Accounts receivable at the end of the first quarter of 2016 increased as compared to 2015, primarily as a result of the inclusion of sales associated with the Pace products, which were not included in 2015, as well as payment patterns of our customers and timing of shipments to customers. As part of the Pace acquisition, we acquired approximately $452.3 million of accounts receivable.

Inventory increased in 2016 as compared to 2015, primarily as a result of the Pace acquisition. We acquired approximately $426.9 million of inventory upon closing of the Pace transaction in January 2016.

Term Debt Repayments

In the first quarter of 2016 and 2015, we repaid $12.4 million and $13.8 million of our term debt, respectively. Additionally, we repaid $240.2 million of debt assumed and settled in conjunction with the Pace acquisition in January 2016.

Lease Financing Obligation

In the first quarter of 2015, we sold our San Diego office complex consisting of land and buildings. We concurrently entered into a leaseback arrangement for two of the buildings (Building 1 and Building 2). Building 1 did not qualify for sale-leaseback accounting due to continuing involvement that will exist for the 10-year lease term. Accordingly, the carrying value of Building 1 will remain on the Company’s balance sheet and will be depreciated over the ten-year lease period with the proceeds reflected as a financing obligation.

Share Repurchases

Upon completing the Combination, we conducted a court-approved process in accordance with section 641(1)(b) of the UK Companies Act 2006, pursuant to which we reduced our stated share capital and thereby increased our distributable reserves or excess capital out of which we may legally pay dividends or repurchase shares. Distributable reserves are not linked to a U.S. GAAP reported amount. In early 2016, our Board of Directors approved a new $300 million share repurchase authorization replacing all prior program. Unless terminated earlier by a Board resolution, this new plan will expire when ARRIS has used all authorized funds for repurchase. During the first quarter of 2016, we repurchased 6.4 million ordinary shares for approximately $150.0 million at an average stock price of $23.47.

During the first quarter of 2015, we repurchased 0.9 million shares of our common stock under a previously approved plan for approximately $25.0 million at an average stock price of $28.70.

Summary of Current Liquidity Position and Potential for Future Capital Raising

We believe our current liquidity position, where we have approximately $676.3 million of cash, cash equivalents, and short-term investments marketable securities on hand as of March 31, 2016, together with approximately $498.0 million in availability under our new Revolving Credit Facility, together with the prospects for continued generation of cash from operations are adequate for our short- and medium-term business needs. Our cash, cash-equivalents and short-term investments as of March 31, 2016 include approximately $326.5 million held by all foreign subsidiaries and $48.9 million held by foreign subsidiaries whose earnings we expect to reinvest indefinitely outside of the United States. We do not expect to need the cash generated by those foreign subsidiaries to fund our domestic operations. However, in the unforeseen event that we repatriate cash from those foreign subsidiaries, we may be required to provide for and pay U.S. taxes on permanently repatriated funds.

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

Senior Secured Credit Facilities

On June 18, 2015, we amended and restated our existing credit agreement dated March 27, 2013 (the “Existing Credit Agreement”) to improve the terms and conditions of the credit agreement, extend the maturities of certain loan facilities, increase the amount of the revolving credit facility, and add a new term A-1 loan facility to fund the acquisition of Pace. The credit facility under the amended credit agreement (the “Amended Credit Agreement”) was entered into with Bank of America, N.A. and various other institutions, and is comprised of (i) a

“Term Loan A Facility” of $990 million, (ii) a “Term Loan B Facility” of $543.8 million, (iii) a “Revolving Credit Facility” of $500 million and (iv) a “Term Loan A-1 Facility” of $800 million, which was funded upon the closing of the acquisition of Pace. Under the Amended Credit Agreement, the Term Loan A Facility, Term Loan A-1 Facility and the Revolving Credit Facility will mature on June 18, 2020. The Term Loan B Facility will mature on April 17, 2020.

Interest rates on borrowings under the senior secured credit facilities are set forth in the table below. As of March 31, 2016, we had $952.9 million, $800.0 million and $543.8 million principal amount outstanding under the Term Loan A, Term Loan A-1 and Term Loan B Facilities. No borrowings under the Revolving Credit Facility and letters of credit totaling $2.0 million issued under the Revolving Credit Facility.

	Rate	As of March 31, 2016
Term Loan A	LIBOR + 1.75%	2.18%
Term Loan A-1	LIBOR + 1.75%	2.18%
Term Loan B	LIBOR(1) + 2.50%	3.25%
Revolving Credit Facility(2)	LIBOR + 1.75%	Not Applicable

(1)	Includes LIBOR floor of 0.75%
(2)	Includes unused commitment fee of 0.35% and letter of credit fee of 1.75% not reflected in interest rate above.

The Amended Credit Agreement provides for certain adjustments to the interest rates paid on the Term Loan A, Term Loan A-1, Term Loan B and Revolving Credit Facility based upon the achievement of certain leverage ratios.

Borrowings under the senior secured credit facilities are secured by first priority liens on substantially all of the assets of ARRIS and certain of its present and future subsidiaries who are or become parties to, or guarantors under, the Amended Credit Agreement governing the senior secured credit facilities. The Amended Credit Agreement provides terms for mandatory prepayments and optional prepayments and commitment reductions. The Amended Credit Agreement also includes events of default, which are customary for facilities of this type (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all amounts outstanding under the credit facilities may be accelerated. The Amended Credit Agreement contains usual and customary limitations on indebtedness, liens, restricted payments, acquisitions and asset sales in the form of affirmative, negative and financial covenants, which are customary for financings of this type, including the maintenance of a minimum interest coverage ratio of 3.50:1 and a maximum leverage ratio of 3.75:1 (with a scheduled decrease to 3.50:1 in the first quarter of 2017). As of March 31, 2016, we were in compliance with all covenants under the Amended Credit Agreement.

In connection with the Combination on January 4, 2016, ARRIS assumed an accounts receivable financing program (the “AR Financing Program” or the “Program”) which was entered into by Pace on June 30, 2015. Under this Program, ARRIS assigns trade receivables on a revolving basis of up to $50 million to the lender and the lender advances 95% of the receivable value to us. The remaining 5% is remitted to ARRIS upon receipt of cash from the customer.

The Program is accounted for as secured borrowings and amounts outstanding are included in the current portion of long-term debt on the consolidated balance sheet. We pay certain transaction fees and interest of 1.23% on the outstanding balance in connection with this Program.

Commitments

As a result of the Pace acquisition, our contractual obligations have significantly increased from the amounts shown in the table included in our Annual Report on Form 10-K for the year ended December 31, 2015. Included below is a summary reflecting the additional contractual obligations that we have undertaken in the quarter ended March 31, 2016.

Following is a summary of our contractual obligations as of March 31, 2016 (in thousands):

	Payments due by period
Contractual Obligations	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Credit facilities (1)	$89,500	$179,000	$2,028,188	$–	$2,296,688
Operating leases, net of sublease income (2)	31,470	59,720	36,575	49,213	176,978
Purchase obligations (3)	728,000	10,002	–	–	738,002

Total contractual obligations (4)	$848,970	$248,722	$2,064,763	$49,213	$3,211,668

(1)	Represents face values of Term Loan A, A-1 and B which have terms of five years, five years and seven years respectively.
(2)	Includes leases which are reflected in restructuring accruals on the consolidated balance sheets.
(3)

Represents obligations under agreements with non-cancelable terms to purchase goods or services. The agreements are enforceable and legally binding, and specify terms, including quantities to be purchased and the timing of the purchase.

(4)

Approximately $85.5 million of uncertain tax positions have been excluded from the contractual obligation table because we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Sources and Uses of Cash

Below is a table setting forth the key line items of our Consolidated Statements of Cash Flows (in thousands):

	For the Three Months Ended March 31,
	2016	2015
Cash (used in) provided by
Operating activities	$(222,535)	$(63,263)
Investing activities	(350,321)	(18,289)
Financing activities	368,455	15,244

Net (decrease) increase in cash and cash equivalents	$(204,401)	$(66,308)

Operating Activities:

Below are the key line items affecting cash provided by operating activities (in thousands):

	For the Three Months Ended March 31,
	2016	2015
Consolidated net (loss) income	$(205,196)	$19,126
Adjustments to reconcile consolidated net income to cash provided by operating activities	103,363	67,119

Consolidated net (loss) income including adjustments	(101,833)	86,245
Decrease (increase) in accounts receivable	130,461	(221,582)
Decrease in inventory	166,177	28,786
(Decrease) increase in accounts payable and accrued liabilities	(535,651)	55,950
All other – net	118,311	(12,662)

Cash used in operating activities	$(222,535)	$(63,263)

Consolidated net (loss) income, including adjustments, as per the table above, decreased $188.1 million during the first three months of 2016 as compared to 2015. It should be noted that the net income reflected in the first quarter of 2016 includes: 1) restructuring costs of $51.0 million, 2) acquisition and integration costs of $39.9 million, 3) withholding tax of $55.0 million and) inventory step-up in fair market value of $30.3 million. These items were either not present or were insignificant in the first quarter of 2015

Accounts receivable decreased by $130.5 million during the first three months of 2016 and days sales outstanding by 7 days. These decreases were primarily as a result of normal purchasing pattern and payment patterns of our customers.

Inventory decreased by $166.2 million during the first three months of 2016, reflecting timing of customer requirements and anticipated demand for certain products. In the first quarter of 2016, there was a $30.3 million reduction related to turnaround effect of inventory markup in acquisition accounting.

Accounts payable and accrued liabilities decreased by $535.7 million. The change reflects the normal payments to vendors for inventory received in the fourth quarter to support the anticipated demand. As described above, inventory decreased in the first quarter. The Company acquired $800.5 million of accounts payable and accrued liabilities as part of the Combination. We estimate that we reduced these liabilities by approximately $400 million by the end of the first quarter of 2016. We acquired $298.7 million of cash as part of the Combination. This cash is netted against the cash used for acquisitions in the investing section of the cash flow statement and is not included in the operating section. The change also reflects the payout of annual bonuses during the quarter.

All other accounts, net, includes the changes in other receivables, income taxes payable (recoverable), and prepaids. The other receivables represent amounts due from our contract manufacturers for material used in the assembly of our finished goods. The change in our income taxes recoverable account is a result of the timing of the actual estimated tax payments during the year as compared to the actual tax liability for the year. The net change during the first three months of 2016 was approximately $118.1 million as compared to $12.7 million during the same period in 2015.

Investing Activities:

Below are the key line items affecting investing activities (in thousands):

	For the Three Months Ended March 31,
	2016	2015
Purchases of property, plant and equipment	$(9,140)	$(10,919)
Purchases of investments	(4,778)	(11,063)
Sales of investments	2,093	10,169
Acquisition, net of cash acquired	(340,118)	–
Purchase of intangible assets	(1,310)	(34,340)
Proceeds from sale-leaseback transaction	–	24,960
Other, net	2,932	2,904

Cash provided by (used in) investing activities	$(350,321)	$(18,289)

Purchases of property, plant and equipment – Represents capital expenditures which are mainly for test equipment, laboratory equipment, and computing equipment.

Purchases and sales of investments – Represent purchases and sales of securities and other investments.

Acquisition, net of cash acquired – Represent cash investments we have made in our acquisition of Pace net of $298.7 million of cash was acquired in the Pace acquisition.

Purchase of intangible assets – Represent primarily the purchase of technology licenses.

Proceeds from sale-leaseback transaction – Represent proceeds received from the sale of land and building that qualified for sale-leaseback accounting.

Other, net – Represent dividend proceeds received from equity investments.

Financing Activities:

Below are the key line items affecting our financing activities (in thousands):

	For the Three Months Ended March 31,
	2016	2015
Proceeds from issuance of debt	800,000	–
Payment of debt obligations	(252,625)	(13,750)
Payment for debt discount	(2,304)	–
Proceeds from sale-leaseback financing transaction	–	58,729
Payment of lease financing obligation	(164)	–
Repayment on account receivable financing facility	(12,042)	–
Repurchase of shares	(150,003)	(24,999)
Excess income tax benefits from stock-based compensation plans	2,354	16,437
Repurchase of shares to satisfy employee minimum tax withholdings	(14,045)	(21,194)
Proceeds (costs) from issuance of stock	(2,716)	21

Cash provided by (used in) financing activities	$370,759	$15,244

Proceeds From Issuance of Debt – “Term Loan A-1 Facility” of $800 million, which was funded upon the closing of the acquisition of Pace.

Payment of Debt Obligations – Represents the mandatory payment of the term loans under the senior secured credit facilities, as well as the repayment of the debt assumed upon the acquisition of Pace.

Payment for debt discount – Represents amounts paid to lenders in the form of upfront fees, which have been treated as a reduction in the proceeds received by the ARRIS and are considered a component of the discount of the Term Loans A-1.

Proceeds from sale-leaseback financing transaction – Represents the portion of the sale of building that did not qualify for sale-leaseback accounting.

Payment of lease financing obligation – Represents the amortization related to the portion of the sale of building that did not qualify for sale-leaseback accounting.

Repayment on account receivable financing facility – As part of the Pace acquisition, we obtained an accounts receivable securitization program. This represents the repayment of the secured borrowings.

Repurchase of shares – Represents the cash used to buy back the Company’s ordinary shares.

Excess Income Tax Benefits from Stock-Based Compensation Plans – This represents the cash that otherwise would have been paid for income taxes if increases in the value of equity instruments also had not been deductible in determining taxable income.

Repurchase of Shares to Satisfy Tax Withholdings – This represents the shares withheld to satisfy the minimum tax withholding when restricted stock vests.

Proceeds from Issuance of Shares – This represents cash proceeds related to the exercise of employee stock options, offset by expenses paid related to issuance of shares.

Interest Rates

As described above, all indebtedness under our senior secured credit facilities bears interest at variable rates based on LIBOR plus an applicable spread. We entered into interest rate swap arrangements to convert a notional amount of $925.0 million of our variable rate debt based on one-month LIBOR to a fixed rate. This objective of these swaps is to manage the variability of cash flows in the interest payments related to the portion of the variable rate debt designated as being hedged.

Foreign Currency

A significant portion of our products are manufactured or assembled in Brazil, China, Mexico and Taiwan, and we have research and development centers outside of the United States in China, England, France, India, Ireland, Northern Ireland and Sweden. Our sales into international markets have been and are expected in the future to be an important part of our business. These foreign operations are subject to the usual risks inherent in conducting business abroad, including risks with respect to currency exchange rates, economic and political destabilization, restrictive actions and taxation by foreign governments, nationalization, the laws and policies of the United States affecting trade, foreign investment and loans, and foreign tax laws.

We have certain international customers who are billed in their local currency and certain international operations that procure in U.S. dollars. We also have certain predicable expenditures for international operations in local currency. Additionally, certain intercompany transactions are denominated in foreign currencies and subject to revaluation. As part of the Pace acquisition, we paid the former Pace shareholders 132.5 pence per share in cash consideration, which is approximately 434.3 million British pounds, in the aggregate, as of January 4, 2016. These contracts were settled upon the close of the Pace acquisition in January 2016. We use a hedging strategy and enter into forward or currency option contracts based on a percentage of expected foreign currency revenues and expenses. The percentage can vary, based on the predictability of the revenues denominated in the foreign currency.

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

We execute letters of credit and bank guarantees in favor of certain landlords, customers and vendors to guarantee performance on contracts. Certain financial instruments require cash collateral and these amounts are reported in Other Assets on the Consolidated Balance Sheets. As of March 31, 2016 and December 31, 2015, we had approximately $1.6 million and $0.8 million outstanding, respectively, of restricted cash.

Cash, Cash Equivalents, and Short-Term Investments

Our cash and cash equivalents (which are highly-liquid investments with remaining maturity at acquisition of three months or less) are primarily held in demand deposit accounts and money market accounts. We hold short-term investments consisting of debt securities classified as available-for-sale, which are stated at estimated fair value. These debt securities consist primarily of commercial paper, certificates of deposits, short-term corporate obligations and U.S. government agency financial instruments.

We hold cost method investments in private companies. These investments are recorded at $17.8 million and $16.6 million as of March 31, 2016 and December 31, 2015, respectively. See Note 6 of Notes to the Consolidated Financial Statements for disclosures related to the fair value of our investments.

We have two rabbi trusts that are used as funding vehicles for various deferred compensation plans that were available to certain current and former officers and key executives. We also have deferred retirement salary plans, which were limited to certain current or former officers of a business acquired in 2007. We hold investments to fund the liability.

ARRIS also funds its nonqualified defined benefit plan for certain executives in a rabbi trust.

Capital Expenditures

Capital expenditures are made at a level designed to support the strategic and operating needs of the business. ARRIS’s capital expenditures were $9.1 million in the first three months of 2016 as compared to $10.9 million in the first three months of 2015. Management expects to invest approximately $50 million in capital expenditures for the year 2016.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in our Form 10-K for the year ended December 31, 2015, as filed with the SEC. Our critical accounting estimates have not changed in any material respect during the three months ended March 31, 2016.

Forward-Looking Statements

Certain information and statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report, including statements using terms such as “may,” “expect,” “anticipate,” “intend,” “estimate,” “believe,” “plan,” “continue,” “could be,” or similar variations thereof, constitute forward-looking statements with respect to the financial condition, results of operations, and business of ARRIS, including statements that are based on current expectations, estimates, forecasts, and projections about the markets in which we operate and management’s beliefs and assumptions regarding these markets. These and any other statements in this document that are not statements about historical facts are “forward-looking statements.” We caution investors that forward-looking statements made by us are not guarantees of future performance and that a variety of factors could cause our actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. Important factors that could cause results or events to differ from current expectations are described in the risk factors set forth in Item 1A, Part II, “Risk Factors.” These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. In providing forward-looking statements, ARRIS expressly disclaims any obligation to update publicly or otherwise these statements, whether as a result of new information, future events or otherwise except to the extent required by law.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes with respect to the information appearing in Part II, Item 7A., “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

(b) Changes in Internal Control over Financial Reporting. Our principal executive officer and principal financial officer evaluated the changes in our internal control over financial reporting that occurred during the most recent fiscal quarter. Except as described below, based on that evaluation, our principal executive officer and principal financial officer concluded, that there had been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During the quarter ended March 31, 2016, we acquired Pace and are in the process of integrating the acquired business into our overall internal control over financial reporting process. We expect to exclude Pace from the assessment of internal control over financial reporting as of December 31, 2016.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

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

Berman v. Comcast Corp., C.A. 2:16-cv-00412, Eastern District of Texas. On April 15, 2016, Berman filed suit against Comcast alleging infringement of expired U.S. Patent Nos. 5,523,791 and 5,610,665, both allegedly relating to overlaying graphics onto video images. Comcast has requested that we provide indemnification. The complaint requests unspecified damages for past infringement. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify Comcast and/or pay damages for utilizing certain technology.

Broadband iTV v. Time Warner Cable (TWC) et al., C.A. 1:14-cv-00169, District of Hawaii. On April 9, 2014, Broadband iTV filed suit against TWC alleging infringement of U.S. Patent No. 7,631,336 relating to media sharing. TWC has requested that we provide indemnification. The court ruled the patent invalid, and Broadband iTV has appealed that ruling. The complaint requests unspecified damages for past infringement and an injunction. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify TWC and/or pay damages for utilizing certain technology.

C-Cation v. ARRIS et al., C.A. 14-cv-00059, Eastern District of Texas; C-Cation v. Atlantic Broadband et al., C.A. 15-cv-00295, District of Delaware. On February 4, 2014, C-Cation filed suit against TWC, ARRIS, Cisco and Casa alleging infringement of U.S. Patent No. 5,563,883 relating to channel management. On April 7, 2015, C-Cation filed an additional suit against several remaining MSOs alleging infringement of the same patent. Certain of our customers have requested that we provide indemnification. An Inter Partes Review request filed by ARRIS on the claims asserted in the litigation has been instituted and a hearing on the case was held on April 26, 2016. The Patent Trial and Appeal Board (PTAB) will render a final written decision by July 31, 2016. The litigation has been stayed pending conclusion of the Inter Partes Review proceeding. The asserted patent expired in 2014 and the complaint requests unspecified damages for past infringement. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to pay damages for utilizing certain technology.

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

Dragon Intellectual Property v. MSOs, C.A. 13-cv-02069; 13-cv-02063, etc., District of Delaware (RGA). On December 20, 2013, Dragon IP filed suit against several MSOs alleging infringement of US Patent No. 5,930,444. Certain of our customers have requested that we provide indemnification. Claim construction obviated the plaintiff’s assertions against ARRIS products. A Petition for Inter Partes Review of the asserted patent has been instituted against the patent, and all instituted claims have been ruled to be invalid. The patent owner is appealing that ruling. The complaint requests unspecified damages for infringement and injunction against future infringement. To date, no evidence of infringement or damages has been introduced. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify the MSOs and/or pay damages for utilizing certain technology.

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

Mobile Telecommunications Technologies (M-Tel) v. MSOs, C.A. 16-cv-00007, 16-cv-0013, etc., Eastern District of Texas. On January 4, 2016, M-Tel filed suit against several MSOs alleging infringement of three expired U.S. patents alleged to cover various Wi-Fi functionality. Certain of our customers have requested that we provide indemnification. The M-Tel complaint requests unspecified damages for past infringement. To date, no evidence of infringement or damages has been introduced. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify one or more MSOs and/or pay damages for utilizing certain technology.

ARRIS v. M-Tel, C.A. 16-cv-00259, District of Delaware. On April 13, 2016, ARRIS filed suit against M-Tel requesting an advisory ruling on three expired U.S. patents alleged to cover various Wi-Fi functionality and asserted against our customers (see above). It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to pay damages for utilizing certain technology.

Rovi et al. v. Comcast et al., C.A. 2:16-cv-00321, 2:16-cv-00322, Eastern District of Texas; 337-TA-3135, International Trade Commission. On April 1, 2016, Rovi filed suit against Comcast and several equipment vendors (including ARRIS and Pace) alleging infringement of 15 U.S. patents alleged to cover various program guide technology. On April 6, 2016, Rovi filed a complaint in the International Trade Commission (ITC) alleging infringement of seven U.S. patents (the same as those asserted in the ‘322 suit). To date, no evidence of infringement or damages has been introduced. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to pay damages and/or cease utilizing certain technology in products sold to Comcast.

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

Sony Corp. v. Pace plc et al., C.A. 15-cv-00288, District of Delaware. On April 1, 2015, Sony filed suit against Pace alleging infringement of six U.S. Patents alleged to cover various features of the set top box. The complaint requests unspecified damages for past infringement and injunction against future infringement. To date, no evidence of infringement or damages has been introduced. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to pay damages and/or cease utilizing certain technology.

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

Item 1A. Risk Factors –

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

Many of these factors are outside of our control and any of them could result in increased costs, and decreases in the amount of expected revenues, which could materially impact our business, financial condition and results of operations. In addition, even if the operations of the Pace are integrated successfully, we may not realize the full benefits of the combination, including the potential synergies, cost savings or sales or growth opportunities. These benefits may not be achieved within the anticipated time frame, or at all, or additional unanticipated costs may be incurred in the integration. All of these factors could cause dilution to our earnings per share, decrease or delay the expected accretive effects of the transaction, or negatively impact the trading price of our ordinary shares. As a result, we cannot provide assurance that the Combination will result in the realization of the full benefits anticipated from the transaction.

Our effective tax rate, which generally is expected to decrease as a result of the transaction, is also subject to a variety of other factors, many of which are beyond our ability to control, such as changes in the rate of economic growth in jurisdictions in which the combined business operates, the financial performance of the combined business in various jurisdictions, currency exchange rate fluctuations, and significant changes in trade, monetary or fiscal policies, including changes in interest rates, and changes in U.S. tax laws, UK tax laws and the tax laws of the other jurisdictions in which we do business. The impact of these factors, individually and in the aggregate, is difficult to predict, in part because the occurrence of the events or circumstances described in such factors may be interrelated, and the impact to the combined company of the occurrence of any one of these events or circumstances could be compounded or, alternatively, reduced, offset, or more than offset, by the occurrence of one or more of the other events or circumstances described in such factors.

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

The broadcast and broadband communication systems industry has historically experienced, and continues to experience, the consolidation of many industry participants. For example, Charter Communications, Inc. has announced its intention to acquire Time Warner Cable, AT&T recently completed its acquisition of DIRECTV, Verizon Communications Inc. sold certain wireline businesses to Frontier Communications Corp., and Altice recently completed its acquisition of Suddenlink and has announced its intention to acquire Cablevision. When consolidations occur, it is possible that the acquirer will not continue using the same suppliers, possibly resulting in an immediate or future elimination of sales opportunities for us. Even if sales are not reduced, consolidations also could result in delays in purchasing decisions by the affected companies prior to completion of the transaction. Further, even if we believe we will receive additional sales from a customer following a transaction as a result of typical network upgrades that following combinations or otherwise, no assurance can be provided that such anticipated sales will be realized. In addition, consolidations can also result in increased pressure from customers for lower prices or better terms, reflecting the increase in the total volume of products purchased or the elimination of a price differential between the acquiring customer and the company acquired. Any of these results could have a material adverse effect on our business.

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

As of March 31, 2016, we had approximately $2,367.5 million in total indebtedness, which includes approximately $800.0 million in additional indebtedness that we incurred to fund the Pace acquisition in January 2016. As of March 31, 2016, we had $498.0 million available under our revolving line of credit to support our working capital needs. Our debt service obligations with respect to this indebtedness could have an adverse impact on our earnings and cash flows for as long as the indebtedness is outstanding.

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

Generally, for us to be treated as a non-U.S. corporation for U.S. federal income tax purposes under Section 7874, the former stockholders of ARRIS Group must own (within the meaning of Section 7874) less than 80% (by both vote and value) of all of the outstanding shares of ARRIS (the “Ownership Test”). Based on the terms of the Pace transaction, we believe historic ARRIS stockholders do own less than 80% of all of the outstanding shares in ARRIS and, thus, the Ownership Test has been satisfied. However, ownership for purposes of Section 7874 is subject to various adjustments under the Code and the Treasury Regulations promulgated thereunder, and there is limited guidance regarding the Section 7874 provisions, including regarding the application of the Ownership Test. Thus, there can be no assurance that the IRS will agree with the position that the Ownership Test was satisfied following the Pace transaction and/or would not successfully challenge the status of ARRIS as a non-U.S. corporation for U.S. federal income tax purposes.

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

On April 4, 2016, the U.S. Treasury issued temporary Regulations under Section 7874 and other sections of the Code, which among other things, make it more difficult for the Ownership Test to be satisfied and would limit or eliminate certain tax benefits to so-called inverted corporations, including with respect to access to certain foreign earnings and/or the ability to restructure the non-U.S. members of the group and limit U.S. tax deductions for interest on certain intercompany debt obligations. These temporary Regulations generally apply to transactions occurring on or after April 4, 2016. Accordingly, as the Combination occurred prior to that date, we do not expect these temporary Regulations to adversely affect the tax status of ARRIS. We continue to monitor this situation, we will review any comments on these proposed Regulations that are made public, we will review the final Regulations when issued, and we will review any additional guidance issued by the U.S. Treasury and the IRS. Any such future guidance could have a material adverse impact on our financial position and results of operations.

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

Future changes to, and interpretations of, U.S. and non-U.S. tax laws could adversely affect ARRIS.

The U.S. Congress, the Organization for Economic Co-operation and Development and other government agencies in jurisdictions where ARRIS and its affiliates do business have had an extended focus on issues related to the taxation of multinational corporations. One example is in the area of “base erosion and profit shifting,” including situations where payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. Another example involves “illegal state aid” as determined by the EU Competition Commission, which would require EU member states to recover unlawful aid given to multinational enterprises in the form of favorable transfer pricing treatment. As a result, the tax laws, and the interpretation thereof, in the United States, the United Kingdom and other countries in which ARRIS and its affiliates do business could change on a prospective or retroactive basis, and any such changes could adversely affect ARRIS and its affiliates.

Proposed changes to U.S. Model Income Tax Treaty could adversely affect ARRIS.

On May 20, 2015, the U.S. Treasury released proposed revisions to the U.S. model income tax convention (the “Model”), the baseline text used by the U.S. Treasury to negotiate tax treaties. The proposed revisions address certain aspects of the Model by modifying existing provisions and introducing entirely new provisions. Specifically, the proposed revisions target (1) exempt permanent establishments, (2) special tax regimes, (3) expatriated entities, (4) the anti-treaty shopping measures of the limitation on benefits article, and (5) subsequent changes in treaty partners’ tax laws.

With respect to the proposed changes to the Model pertaining to expatriated entities, because it is expected that the Combination will otherwise be subject to Section 7874, if applicable treaties were subsequently amended to adopt such proposed changes, payments of interest, dividends, royalties and certain other items of income by ARRIS Holdings or its U.S. affiliates to non-U.S. persons would become subject to full U.S. withholding tax at a 30% rate. This could result in material U.S. taxes being paid by recipients of payments from ARRIS Holdings and its U.S. affiliates. Additionally, revisions to the Model may influence the international community’s discussion of approaches to treaty abuse and harmful tax practices with respect to the Organization for Economic Cooperation and Development’s ongoing work regarding base erosion and profit shifting. We are unable to predict the likelihood that the proposed revisions to the Model become a part of the Model or any U.S. income tax treaty. However, any revisions to a U.S. income tax treaty, including the proposed revisions described in this paragraph, could adversely affect ARRIS and its affiliates.

The broadcast and broadband communications system industry on which our business is focused is significantly impacted by technological change.

The broadcast and broadband communication systems industry has gone through dramatic technological change resulting in service providers rapidly migrating their business from a one-way television service to a two-way communications network enabling multiple services, such as residential and business high-speed Internet access, residential and business telephony services, digital television, video on demand and advertising services. New services, such as home security, power monitoring and control, 3-D and 4K (UHD) television that are or may be offered by service providers, are also based on, and will be characterized by, rapidly evolving technology. The development of increasing transmission speed, density and bandwidth for Internet traffic has also enabled the provision of high quality, feature length video over the Internet. This over-the-top IP video service enables content providers such as Netflix and Hulu, programmers such as HBO and ESPN and portals like Google to provide video services on-demand, by-passing traditional video service providers. The FCC has proposed new regulations to facilitate the ability of over-the-top services to compete against traditional multichannel video programming providers. As these service providers enhance their quality and scalability, traditional providers are introducing similar services over their existing networks, as well as over-the-top IP video for delivery not only to televisions but to computers, tablets, and telephones in order to remain competitive. Our business is dependent on our ability to develop products that enable current and new customers to exploit these rapid technological changes. We believe the continued growth of over-the-top IP video represents a shift from the traditional video delivery paradigm. To the extent that we are unable to adapt our technologies to serve this emerging demand, including obtaining necessary certifications from content providers and programmers to include their over-the-top video applications as part of our product offerings, our business may be adversely affected.

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

For the three months ended March 31, 2016, sales to our three largest customers (including their affiliates, as applicable) accounted for approximately 52.0% of our total revenue. While we will have less customer concentration as a result of the Pace acquisition, sales to some customers are expected to significantly increase. The loss of any of our large customers, or a significant reduction in the products or services provided to any of them would have a material adverse impact on our business. For many of these customers, we also are one of their largest suppliers. As a result, if from time-to-time customers elect to purchase products from our competitors in order to diversify their supplier base and to dual-source key products or to curtail purchasing due to budgetary or market conditions, such decisions could have material consequences to our business. In addition, because of the magnitude of our sales to these customers the terms and timing of our sales are heavily negotiated, and even minor changes can have a significant impact upon our business.

We may face higher costs associated with protecting our intellectual property or obtaining necessary access to the intellectual property of others.

Our future success depends in part upon our proprietary technology, product development, technological expertise and distribution channels, in addition to a number of important patents and licenses. We cannot predict whether we can protect our technology or whether competitors will be able to develop similar technology independently and such technology could be subject to challenge, unlawful copying or other unfair competitive practices. Given the dependence on technology within the market in which we complete, there are frequent claims and related litigation regarding patent and other intellectual property rights. We have received, directly or indirectly, and expect to continue to receive, from third parties, including some of our competitors, notices claiming that we, or our customers using our products, have infringed upon third-party patents or other proprietary rights. We are involved in several proceedings (and other proceedings have been threatened) in which our customers were sued for patent infringement. (See Part II, Item 1, “Legal Proceedings”) In these cases our customers have made claims against us and other suppliers for indemnification. We may become involved in similar litigation involving these and other customers in the future. These claims, regardless of their merit, could result in costly litigation, divert the time, attention and resources of our management, delay our product shipments, and, in some cases, require us to enter into royalty or licensing agreements. If a claim of patent infringement against us or our customer is successful and we fail to obtain a license or develop non-infringing technology, we or our customer may be prohibited from marketing or selling products containing the infringing technology which could materially affect our business and operating results. In addition, the payment of any damages or any necessary licensing fees or indemnification costs associated with a patent infringement claim could be material and could also materially adversely affect our operating results.

We have substantial goodwill and amortizable intangible assets.

Our financial statements reflect substantial goodwill and intangible assets, approximately $2,068.3 million and $2,036.8 million, respectively, as of March 31, 2016, that was recognized in connection with prior acquisitions and we expect to record significant additional goodwill and intangible assets as a result of the Pace acquisition.

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

While no goodwill or intangible asset impairments were recorded in 2015, as the ongoing expected cash flows and carrying amounts of our remaining goodwill and intangible assets are assessed, changes in the economic conditions, changes to our business strategy, changes in operating performance or other indicators of impairment could cause us to realize impairment charges in the future, including as a result of restructuring undertaken in connection with the integration of the former Pace operations during 2016. For example, we continue to evaluate the anticipated discounted cash flows from the Cloud software portion of our Network & Cloud segment. If current long-term projections for this unit are not realized or materially decrease, we may be required to write off all or a portion of the $81 million of goodwill and $58 million of associated intangible assets. For additional information, see the discussion under “Critical Accounting Policies” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

For the three months ended March 31, 2016, approximately 24% of our sales were made outside of the United States. In addition, a significant portion of our products are manufactured or assembled in China, Mexico and Taiwan. As a result, we are exposed to risk of international operations, including:

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

New regulations related to conflict minerals may adversely affect us

We are subject to the SEC disclosure obligations relating to our use of so-called “conflict minerals”—columbite-tantalite, cassiterite (tin), wolframite (tungsten) and gold. These minerals are present in substantially all of our products. We are required to file a report with the SEC annually covering our use of these materials and their source.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the purchases of our equity securities made by us during the three months ended March 31, 2016:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
January 2016	29,119	$25.85	–	$300,000
February 2016	2,369,945	$23.01	2,369,945	$245,465
March 2016	4,599,690	$23.64	4,021,594	$149,997

(1)	Includes approximately 607,215 shares subject to equity awards that were cancelled for cash to satisfy tax withholding obligations that arose on the vesting of restricted stock units.

In early 2016, our Board of Directors approved a new $300.0 million share repurchase authorization replacing all prior programs. Unless terminated earlier by a Board resolution, this new plan will expire when ARRIS has used all authorized funds for repurchase.

Item 6. EXHIBITS

Exhibit No.	Description of Exhibit

31.1	Section 302 Certification of Chief Executive Officer, filed herewith
31.2	Section 302 Certification of Chief Financial Officer, filed herewith
32.1	Section 906 Certification of Chief Executive Officer, filed herewith
32.2	Section 906 Certification of Chief Financial Officer, filed herewith
101.INS	XBRL Instant Document, filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document, filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document, filed herewith
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document, filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, filed herewith

SIGNATURES

Pursuant to the requirements the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARRIS INTERNATIONAL PLC

/s/ David B. Potts
David B. Potts
Executive Vice President, Chief Financial Officer and Chief Accounting Officer

Dated: May 10, 2016