Form 10-Q
period 2016-06-30
ARRIS International plc
filed 2016-08-08
CIK 1645494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

For the quarter ended June 30, 2016

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

As of July 31, 2016, 190,675,080 shares of ARRIS International plc’s Ordinary Shares were outstanding.

ARRIS GROUP, INC.

FORM 10-Q

For the Three and Six Months Ended June 30, 2016

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARRIS INTERNATIONAL PLC

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data) (unaudited)

	June 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$870,992	$863,582
Short-term investments, at fair value	21,881	15,470

Total cash, cash equivalents and short-term investments	892,873	879,052
Accounts receivable (net of allowances for doubtful accounts of $11,470 in 2016 and $9,975 in 2015)	1,053,760	651,893
Other receivables	55,698	12,233
Inventories (net of reserves of $65,390 in 2016 and $57,026 in 2015)	647,497	401,592
Prepaid income taxes	29,797	25,624
Prepaids	39,388	19,319
Other current assets	136,177	120,490

Total current assets	2,855,190	2,110,203
Property, plant and equipment (net of accumulated depreciation of $318,191 in 2016 and $304,532 in 2015)	367,696	312,311
Goodwill	2,089,840	1,013,963
Intangible assets (net of accumulated amortization of $1,061,972 in 2016 and $850,873 in 2015)	1,902,864	810,448
Investments	77,749	69,542
Noncurrent deferred income taxes	224,889	185,439
Other assets	21,625	21,610

	$7,539,853	$4,523,516

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,016,956	$514,877
Accrued compensation, benefits and related taxes	97,273	111,389
Accrued warranty	66,568	27,630
Deferred revenue	147,284	137,606
Current portion of long-term debt and financing lease obligations	94,217	43,591
Income taxes payable	2,892	8,368
Other accrued liabilities	262,604	169,169

Total current liabilities	1,687,794	1,012,630
Long-term debt and financing lease obligations, net of current portion	2,221,383	1,496,243
Accrued pension	55,741	64,052
Noncurrent income taxes	84,694	42,197
Noncurrent deferred income taxes	348,378	503
Other noncurrent liabilities	138,013	66,930

Total liabilities	4,536,003	2,682,555

Stockholders’ equity:
Common stock, par value $0.01 per share, 320.0 million shares authorized; 147.5 million shares issued and outstanding in 2015	–	1,790
Ordinary shares, nominal value £0.01 per share, 190.4 million shares issued and outstanding in 2016	2,834	–
Capital in excess of par value	3,227,758	1,777,276
Treasury stock at cost, 35.1 million in 2015	–	(331,329)
Retained earnings (deficit)	(240,424)	358,823
Accumulated other comprehensive loss	(28,973)	(12,646)

Total ARRIS International plc stockholders’ equity	2,961,195	1,793,914
Stockholders’ equity attributable to noncontrolling interest	42,655	47,047

Total stockholders’ equity	3,003,850	1,840,961

Total liabilities and stockholders’ equity	$7,539,853	$4,523,516

See accompanying notes to the consolidated financial statements.

ARRIS INTERNATIONAL PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales	$1,730,044	$1,260,077	$3,344,750	$2,475,234
Cost of sales	1,285,310	895,716	2,515,984	1,774,317

Gross margin	444,734	364,361	828,766	700,917
Operating expenses:
Selling, general and administrative expenses	105,746	107,209	225,710	207,534
Research and development expenses	152,580	136,260	313,726	268,728
Amortization of intangible assets	109,883	56,783	208,375	113,930
Integration, acquisition, restructuring and other costs	43,137	12,566	134,057	13,465

Total operating expenses	411,346	312,818	881,868	603,657

Operating income (loss)	33,388	51,543	(53,102)	97,260
Other expense (income):
Interest expense	19,102	28,454	38,728	41,821
Loss on investments	6,389	1,410	8,348	3,119
Interest income	(1,185)	(558)	(1,968)	(1,279)
(Gain) loss on foreign currency	(9,801)	(6,659)	2,440	(6,639)
Other expense (income), net	5,219	934	4,869	7,997

Income (loss) before income taxes	13,664	27,962	(105,519)	52,241
Income tax (benefit) expense	(68,795)	12,819	17,218	17,973

Consolidated net (loss) income	82,459	15,143	(122,737)	34,268
Net loss attributable to noncontrolling interest	(1,769)	(1,615)	(4,392)	(1,615)

Net income (loss) attributable to ARRIS International plc	$84,228	$16,758	$(118,345)	$35,883

Net income (loss) per common share(1):
Basic	$0.44	$0.11	$(0.62)	$0.25

Diluted	$0.44	$0.11	$(0.62)	$0.24

Weighted average common shares:
Basic	190,409	146,293	191,076	145,823

Diluted	191,250	149,276	191,076	149,132

(1)	Calculated based on net income (loss) attributable to shareowners of ARRIS International plc

See accompanying notes to the consolidated financial statements.

ARRIS INTERNATIONAL PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Consolidated net income (loss)	$82,459	$15,143	$(122,737)	$34,268
Available-for-sale securities:
Unrealized gain (loss) on available-for-sale securities, net of taxes of $(113) and $(20) for the three months ended June 30, 2016 and 2015, and $30 and $(68) for the six months ended June 30, 2016 and 2015 respectively	224	33	(2)	117
Reclassification adjustments recognized in net income, net of taxes of $3 and $3 for the three months ended June 30, 2016 and 2015, and $(10) and $47 for the six months ended June 30, 2016 and 2015 respectively	(6)	(5)	1	(80)

Net change in available-for-sale securities	218	28	(1)	37

Derivative instruments:
Unrealized loss on derivative instruments, net of taxes of $1,880 and $373 for the three months ended June 30, 2016 and 2015, and $7,214 and $2,210 for the six months ended June 30, 2016 and 2015, respectively	(7,382)	(684)	(17,223)	(3,791)
Reclassification adjustments recognized in net income, net of taxes of $(393) and $(650) for the three months ended June 30, 2016 and 2015, and $(1,086) and $(1,355) for the six months ended June 30, 2016 and 2015, respectively	1,545	1,191	2,593	2,324

Net change in derivative instruments	(5,837)	507	(14,630)	(1,467)

Pension liabilities:
Reclassification adjustments recognized in net income	(128)	(22)	(2,025)	83

Net change in pension liability	(128)	(22)	(2,025)	83

Cumulative translation adjustments	(2,750)	(212)	329	(270)

Other comprehensive income (loss), net of tax	(8,497)	301	(16,327)	(1,617)

Comprehensive income (loss)	73,962	15,444	(139,064)	32,651

Comprehensive loss attributable to noncontrolling interest	(1,766)	(1,630)	(4,392)	(1,630)

Comprehensive income (loss) attributable to ARRIS International plc	$75,728	$17,074	$(134,672)	$34,281

See accompanying notes to the condensed consolidated financial statements.

ARRIS INTERNATIONAL PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (unaudited)

	Six Months Ended June 30,
	2016	2015
Operating activities:
Consolidated net (loss) income	$(122,737)	$34,268
Depreciation	46,043	36,937
Amortization of intangible assets	211,307	115,701
Stock compensation expense	26,177	30,267
Deferred income tax benefit	(79,337)	(6,789)
Amortization of deferred financing fees and debt discount	3,864	6,293
Impairment of intangibles	2,300	–
Provision for non-cash warrants	4,283	–
Provision for doubtful accounts	1,054	2,249
Impairment /loss on investments	8,348	3,119
Loss on disposal of property, plant & equipment and other	3,929	6,022
Excess income tax benefits from stock-based compensation plans	(2,354)	(12,842)
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	49,033	(188,360)
Other receivables	(14,022)	(628)
Inventories	181,737	11,609
Accounts payable and accrued liabilities	(327,584)	28,178
Prepaids and other, net	46,188	(57,431)

Net cash provided by operating activities	38,229	8,593

Investing activities:
Purchases of property, plant and equipment	(23,752)	(24,321)
Purchases of investments	(22,248)	(31,103)
Sales of investments	2,441	29,615
Purchase of intangible assets	(3,310)	(34,340)
Proceeds from sale-leaseback transaction	–	24,960
Acquisitions, net of cash acquired	(340,118)	(97,905)
Other, net	3,507	2,904

Net cash used in investing activities	(383,480)	(130,190)
Financing activities:
Excess income tax benefits from stock-based compensation plans	2,354	12,842
Repurchase of shares to satisfy employee minimum tax withholdings	(14,193)	(24,986)
Proceeds from issuance of shares, net	4,163	8,004
Proceeds from issuance of debt	800,000	–
Payment of debt obligations	(275,000)	(28,750)
Payment of account receivable financing facility	(12,042)	–
Payment of financing lease obligation	(314)	(105)
Proceeds from sale-leaseback financing transaction	–	58,729
Payment for deferred financing fees and debt discount	(2,304)	(8,239)
Repurchase of shares	(150,003)	(24,999)
Contribution from noncontrolling interest	–	54,250

Net cash provided by financing activities	352,661	46,746

Net increase (decrease) in cash and cash equivalents	7,410	(74,851)
Cash and cash equivalents at beginning of period	863,582	565,790

Cash and cash equivalents at end of period	$870,992	$490,939

Supplemental cash flow information:
Non-cash investing and financing activities
Debt assumed in acquisitions	$263,795	$15,000

See accompanying notes to the condensed consolidated financial statements.

ARRIS INTERNATIONAL PLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Registrant is deemed to be the successor to ARRIS Group pursuant to Rule 12g-3(a) under the Securities Exchange Act of 19,34, as amended (the “Exchange Act”), and the ordinary shares of the Registrant are deemed to be registered under Section 12(b) of the Exchange Act.

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

The consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, necessary for a fair presentation of the consolidated financial statements for the periods shown. Certain prior year amounts in the financial statements have been reclassified to conform to fiscal year 2016 presentation. Interim results of operations are not necessarily indicative of results to be expected from a twelve-month period. These financial statements should be read in conjunction with the Company’s most recent audited consolidated financial statements and notes thereto included in the ARRIS Group’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the United States Securities and Exchange Commission (“SEC”).

Note 2. Impact of Recently Adopted Accounting Standards

Adoption of new accounting standards — In June 2014, the Financial Accounting Standards Board (“FASB”) issued an update to its accounting guidance related to share-based compensation. The guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period, be treated as a performance condition, and therefore shall not be reflected in determining the fair value of the award at the grant date. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The guidance is effective for annual and interim periods beginning after December 15, 2015. ARRIS adopted this update in the first quarter of 2016. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position and results of operations.

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

In April 2015, the FASB issued new guidance to determine whether fees for purchasing cloud computing services (or hosted software solutions) are considered internal-use software or should be considered a service contract. A cloud computing agreement that includes a software license should be accounted for in the same manner as internal-use software if the customer has contractual right to take possession of the software during the hosting period without significant penalty and it is feasible to either run the software on the customer’s hardware or contract with another vendor to host the software. Arrangements that don’t meet the requirements for internal-use software should be accounted for as a service contract. As a result, all software licenses within the scope of this guidance will be accounted for consistently with other licenses of intangible assets. This guidance is effective for interim and annual periods beginning after December 15, 2015. ARRIS adopted this guidance prospectively in the beginning of the first quarter of 2016 and it did not have a significant impact on our consolidated financial statements.

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

Accounting standards issued but not yet effective — In May 2014, the FASB issued an accounting standard update, Revenue from Contracts with Customers. The standard requires an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB delayed the effective date of this standard by one year to reporting periods beginning after December 15, 2017, but permit companies the option to adopt the standard one year earlier (that is, as of the original effective date). On March 30, 2016, the FASB issued updated guidance “Revenue from Contracts with Customers (Principal versus Agent Considerations),” to clarify the implementation guidance on principal versus agent considerations. On April 14, 2016, the FASB issued updated guidance, “Revenue from Contracts with Customers (Identifying Performance Obligations and Licensing),” to clarify the implementation guidance on identifying performance obligations and licensing. On May 9, 2016, the FASB issued updated guidance, “Revenue from Contracts with Customers (Narrow-Scope Improvements and Practical Expedients),” to clarify the implementation guidance on assessing collectability, presentation of sales taxes, noncash consideration and completed contracts and contract modifications at transition. The standard can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. The Company is currently assessing the potential impact of this update on its consolidated financial statements.

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

In August 2014, the FASB issued new guidance related to the disclosures around going concern. The new standard provides guidance around management’s responsibility to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern, and if those conditions exist to provide related footnote disclosures. The new standard is effective for fiscal years ending after December 15, 2016, and interim periods within those fiscal years beginning after December 15, 2016. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

Note 3. Business Acquisitions

Acquisition of Pace

On January 4, 2016, ARRIS completed the acquisition of Pace, a leading international technology solutions provider, for approximately $2,074 million, including $638.8 million in cash and issuance of 47.7 million shares of ARRIS International plc (formerly ARRIS International Limited) (“New ARRIS”) ordinary shares and $0.3 million of non-cash consideration.

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

The estimated goodwill of $1,072.9 million arising from the acquisition is attributable to the workforce of the acquired business, strategic opportunities and synergies that are expected to arise from the acquisition of Pace. Goodwill will be assigned to our reporting units prior to the close of the measurement period. The goodwill is not expected to be deductible for income tax purposes.

The following table summarizes the fair value of consideration transferred for Pace (in thousands):

Cash Consideration (1)	$638,789
Stock Consideration (2)	1,434,690
Non-cash Consideration (3)	323

Total consideration transferred	$2,073,802

(1)	Cash consideration represents the cash payment of 132.5 pence (converted to $1.95 at an exchange rate of 1.4707 as of January 4, 2016) for each of Pace’s shares and equity awards outstanding.
(2)	Stock consideration represents the conversion of each of Pace’s shares and equity awards outstanding at a conversion rate of 0.1455 with a value of $30.08 at January 4, 2016, which represents the opening price of the Company’s shares at the date of Combination.
(3)	Non-cash consideration represents $0.3 million settlement of preexisting payables and receivables between Pace and ARRIS.

The following is a summary of the preliminary estimated fair values of the net assets acquired (in thousands):

	Amounts Recognized as of Acquisition Date (a)	Adjustments	Amounts Recognized as of Acquisition Date (as adjusted)
Total estimated consideration transferred	$2,073,802		$2,073,802
Cash and cash equivalents	298,671		298,671
Accounts and other receivables	481,176		481,176
Inventories	426,871	770	427,641
Prepaids	38,197	(6,131)	32,066
Other current assets	53,618		53,618
Property, plant & equipment	71,816	9,880	81,696
Intangible assets	1,324,800	(24,240)	1,300,560
Noncurrent deferred income tax assets	74,171	(11,771)	62,400
Other assets	7,112	(7)	7,105
Accounts payable and other current liabilities	(800,538)	776	(799,762)
Deferred revenue	(4,805)		(4,805)
Short-term borrowings	(263,795)		(263,795)
Other accrued liabilities	(122,919)	(13,459)	(136,378)
Noncurrent deferred income tax liabilities	(465,166)	10,946	(454,220)
Other noncurrent liabilities	(99,422)	14,396	(85,026)

Net assets acquired	1,019,787	(18,840)	1,000,947

Goodwill	$1,054,015	18,840	$1,072,855

(a)	As previously reported as of March 31, 2016

The Company recorded $6.5 million and $(0.3) million of incremental amortization and depreciation expense, respectively, during the three months ended June 30, 2016 as a result of measurement period changes related to intangible assets and property, plant and equipment valuations.

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

The $1,300.6 million of acquired intangible assets are as follows (in thousands):

	Estimated Fair value	Estimated Weighted Average Life (years)
Customer contracts and relationships	$644,700	9.8
Technology and patents	562,360	6.0
In-process research and development	6,500	indefinite
Trademarks and tradenames	70,700	3.0
Backlog	16,300	0.5

Total estimated preliminary fair value of intangible assets	$1,300,560

The fair value of trade accounts receivable is $452.3 million with the gross contractual amount being $454.3 million. The Company expects $2.0 million to be uncollectible.

The Company incurred acquisition related costs of $1.1 million and $29.0 million during the three and six months ended June 30, 2016, respectively. This amount was expensed by the Company as incurred and is included in the Consolidated Statement of Operations in the line item titled “Integration, acquisition and restructuring costs”. The Company also assumed $240.2 million of debt in conjunction with the Combination, and this debt was subsequently repaid in January 2016.

The Pace business contributed revenues of approximately $1,028.4 million to our consolidated results from the date of acquisition through June 30, 2016.

The following unaudited pro forma summary presents consolidated information of the Company as if the acquisition of Pace occurred on January 1, 2015, the beginning of the annual period. The pro forma adjustments primarily relate to the additional depreciation expense on property, plant and equipment and amortization of acquired intangibles assets, interest expense related to new financing arrangements and the estimated impact on the Company’s income tax provision. The unaudited pro forma combined results of operations are provided for illustrative purposes only and are not indicative of the Company’s actual consolidated results.

Unaudited pro forma net income (loss) for the three and six months ended June 30, 2016 and 2015 was adjusted to include (exclude) certain acquisition-related nonrecurring adjustments, including income tax related to stock transfer, retention bonus, executive severances, acceleration of restricted stock, acquisition related costs, and fair value adjustments to acquisition date inventory, deferred revenue and deferred costs. These adjustments in the aggregate were ($21.7) million and ($13.3) million for the three months ended June 30, 2016 and 2015, respectively, and ($146.4) million and $199.8 million for the six months ended June 30, 2016 and 2015, respectively. These additional adjustments exclude the income tax impact.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015

Net sales	$1,730,044	$1,890,150	$3,344,750	$3,538,084

Net income (loss) attributable to ARRIS International plc	99,661	65,025	1,518	(98,306)

Net income (loss) per share (1)
Basic	$0.52	$0.33	$0.01	$(0.51)
Diluted	$0.52	$0.33	$0.01	$(0.51)

(1)	Calculated based on net income (loss) attributable to shareowners of ARRIS International plc.

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

ActiveVideo acquisition

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

Note 4. Goodwill and Intangible Assets

Goodwill

As of June 30, 2016, the Company has preliminarily recorded incremental goodwill of $1,072.9 million related to the Pace acquisition. The Company is in the process of assigning the assets and liabilities acquired to each of its identified reporting units and as such, the determination of this incremental goodwill by reporting unit is incomplete as of June 30, 2016. The Company intends to finalize the assignment of the goodwill from the Pace acquisition during fiscal year 2016.

The changes in the carrying amount of goodwill for the year to date period ended June 30, 2016 are as follows (in thousands):

	CPE	Network & Cloud	Unassigned	Total
Goodwill	$682,582	$710,037	$–	$1,392,619
Accumulated impairment losses	–	(378,656)	–	(378,656)

Balance as of December 31, 2015	$682,582	$331,381	$–	$1,013,963
Changes in year 2016:
Goodwill acquired	–	–	1,072,855	1,072,855
Other	–	2,256	766	3,022

Goodwill	682,582	712,293	1,073,621	2,468,496
Accumulated impairment losses	–	(378,656)	–	(378,656)

Balance as of June 30, 2016	$682,582	$333,636	$1,073,622	$2,089,840

Intangibles

The gross carrying amount and accumulated amortization of the Company’s intangible assets as of June 30, 2016 and December 31, 2015 are as follows (in thousands):

	June 30, 2016			December 31, 2015
	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value
Definite-lived intangible assets :
Customer relationships	$1,574,912	$544,572	$1,030,340	$930,212	$468,414	$461,798
Developed technology, patents & licenses	1,271,752	469,008	802,744	704,137	361,719	342,418
Trademarks, trade and domain names	91,772	32,361	59,411	21,072	20,740	332
Backlog	16,300	16,031	269	–	–	–

Sub-total	$2,954,736	$1,061,972	$1,892,764	$1,655,421	$850,873	$804,548

Indefinite-lived intangible assets:
Trademarks	$5,900	–	$5,900	$5,900	–	$5,900
In-process R&D	4,200	–	4,200	–	–	–

Sub-total	$10,100	–	$10,100	$5,900	–	$5,900

Total	$2,964,836	$1,061,972	$1,902,864	$1,661,321	$850,873	$810,448

During the three months ended June 30, 2016, in-process R&D of $2.3 million was written off related to projects for which development efforts were abandoned subsequent to the Pace acquisition.

Amortization expense is reported in the consolidated statements of operations within operating expenses under the caption “Amortization of intangible assets.” The estimated total amortization expense for each of the next five fiscal years is as follows (in thousands):

2016 (for the remaining six months)	$192,015
2017	371,628
2018	321,066
2019	275,145
2020	266,173
Thereafter	466,737

Note 5. Investments

ARRIS’ investments consisted of the following (in thousands):

	As of June 30, 2016	As of December 31, 2015
Current Assets:
Available-for-sale securities	$21,881	$15,470
Noncurrent Assets:
Available-for-sale securities	14,445	4,036
Equity method investments	23,287	24,452
Cost method investments	13,037	16,646
Other investments	26,980	24,408

Total classified as non-current assets	77,749	69,542

Total	$99,630	$85,012

Available-for-sale securities – ARRIS’ investments in debt and marketable equity securities are categorized as available-for-sale and are carried at fair value. Realized gains and losses on available-for-sale securities are included in net income. Unrealized gains and losses on available-for-sale securities are included in the Consolidated Balance Sheets as a component of accumulated other comprehensive income (loss). Realized and unrealized gains and losses in total and by individual investment as of June 30, 2016 and December 31, 2015 were not material. The amortized cost basis of the Company’s investments approximates fair value.

The contractual maturities of the Company’s available-for-sale securities as of June 30, 2016 are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties (in thousands):

June 30, 2016
Within one year	$21,881
After one year through five years	10,047
After ten years	4,398

Total	36,326

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

During the second quarter of 2016, ARRIS concluded that one private company investment had indicators of impairment that resulted in an other-than-temporary charge of $5.0 million. For the year ended December 31, 2015, ARRIS concluded that one private company investment had indicators of impairment that resulted in an other-than-temporary impairment charge of $0.2 million. These charges are reflected Loss on Investments in the Consolidated Statements of Operations.

Classification of securities as current or non-current is dependent upon management’s intended holding period, the security’s maturity date and liquidity consideration based on market conditions. If management intends to hold the securities for longer than one year as of the balance sheet date, they are classified as non-current.

Note 6. Fair Value Measurement

Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The U.S, GAAP establishes a fair value hierarchy that is based on the extent and level of judgment used to estimate the fair value of assets and liabilities. In order to increase consistency and comparability in fair value measurements, the FASB has established a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels. An asset or liability’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the measurement of its fair value. The three levels of input defined by the U.S. GAAP are as follows:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities.

Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3: Unobservable inputs are used when little or no market data is available.

The following table presents the Company’s investment assets (excluding equity and cost method investments) and derivatives measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016
	Level 1		Level 2	Level 3		Total
Certificates of deposit	$		$2,621	$		$2,621
Corporate bonds			24,236			24,236
Short-term bond fund		5,070	–		–	5,070
Corporate obligations		–	3		–	3
Money markets		209	–		–	209
Mutual funds		129	–		–	129
Other investments		–	4,058		–	4,058
Interest rate derivatives – liability derivatives		–	(31,518)		–	(31,518)
Foreign currency contracts – asset position		–	2,084		–	2,084
Foreign currency contracts – liability position		–	(6,680)		–	(6,680)

	December 31, 2015
	Level 1		Level 2	Level 3		Total
Certificates of deposit	$		$4,208	$		$4,208
Corporate bonds			6,257		–	6,257
Short-term bond fund		5,005	–		–	5,005
Corporate obligations		–	1		–	1
Money markets		209	–		–	209
Mutual funds		131	–			131
Other investments		–	3,695		–	3,695
Interest rate derivatives – liability derivatives		–	(10,759)		–	(10,759)
Foreign currency contracts – asset position		–	7,064		–	7,064
Foreign currency contracts – liability position			(24,371)		–	(24,371)

In addition to the financial instruments included in the above table, certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis in accordance with applicable authoritative guidance. This includes items such as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and nonfinancial long-lived asset groups measured at fair value for an impairment assessment. In general, nonfinancial assets including goodwill, other intangible assets and property and equipment are measured at fair value when there is an indication of impairment and are recorded at fair value only when any impairment is recognized. As of June 30, 2016, the Company had not recorded any impairment related to such assets and had no other material nonfinancial assets or liabilities requiring adjustments or write-downs to their current fair value.

The Company believes the face value of the debt as of June 30, 2016 approximated the fair value because of interest-bearing rates that are adjusted periodically, analysis of recent market conditions, prevailing interest rates, and other Company specific factors. The Company has classified the debt as a Level 2 item within the fair value hierarchy.

Note 7. Derivative Instruments and Hedging Activities

ARRIS is exposed to financial market risk, primarily related to foreign currency and interest rates. These exposures are actively monitored by management. To manage the volatility relating to certain of these exposures, the Company enters into a variety of derivative financial instruments. Management’s objective is to reduce, where it is deemed appropriate to do so, fluctuations in earnings and cash flows associated with changes in foreign currency and interest rates. ARRIS’ policies and practices are to use derivative financial instruments only to the extent necessary to manage exposures. ARRIS does not hold or issue derivative financial instruments for trading or speculative purposes.

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

Cash Flow Hedges of Interest Rate Risk

In April 2013, ARRIS Group entered into senior secured credit facilities having variable interest rates with Bank of America, N.A. and various other institutions, which are comprised of (i) a “Term Loan A Facility” of $1.1 billion, (ii) a “Term Loan B Facility” of $825 million and (iii) a “Revolving Credit Facility” of $250 million. In June 2015, ARRIS Group amended and restated its existing credit agreement to improve the terms and conditions of the credit agreement, extend the maturities of certain loan facilities, increase the amount of the revolving credit facility, and add a new ”Term Loan A-1 Facility” to fund the acquisition of Pace. As a result of exposure to interest rate movements, ARRIS Group entered into various interest rate swap arrangements, which effectively converted $625 million of its variable-rate debt based on one-month LIBOR to an aggregate fixed rate. The aggregated fixed rate changes as certain swaps mature and other swaps begin and could vary up by 50 basis points or down by 25 basis points based on future changes to the Company’s net leverage ratio. Based on the Company’s interest rates as of June 30, 2016, the aggregate fixed rate for swaps in effect and outstanding through December 29, 2017 is 3.15% per annum, and the aggregate fixed rate for swaps in effect and outstanding from December 29, 2017 through March 31, 2020 is 4.00% per annum. ARRIS Group has designated these swaps as cash flow hedges, and the objective of these hedges is to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged.

During the first half of 2016, ARRIS entered into eight $50 million interest rate swap arrangements as a result of the additional exposure from the new Term Loan A-1 Facility. These arrangements effectively converted $400 million of the Company’s variable-rate debt based on one-month LIBOR to an aggregate fixed rate of 2.75% per annum based on the Company’s interest rates as of June 30, 2016. This fixed rate could vary by up 50 basis points or down by 25 basis points based on future changes to the Company’s net leverage ratio. Each of these swaps matures on March 31, 2020. ARRIS has designated these swaps as cash flow hedges, and the objective of these hedges is to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2016, such derivatives were used to hedge the variable cash flows associated with debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and six months ended June 30, 2016, the Company did not have amounts related to hedge ineffectiveness in earnings.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Over the next 12 months, the Company estimates that an additional $7.8 million may be reclassified as an increase to interest expense.

The table below presents the impact the Company’s derivative financial instruments had on the Accumulated Other Comprehensive Income and Statement of Operations for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2016	2015	2016	2015
Loss Recognized in OCI on Derivatives (Effective Portion)	$(9,263)	$(1,057)	$(24,438)	$(6,001)
Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Interest expense	Interest expense	Interest expense	Interest expense
Amounts Reclassified from Accumulated OCI into Income (Effective Portion)	1,938	1,841	3,679	3,679

The following table indicates the location on the Consolidated Balance Sheets in which the Company’s derivative assets and liabilities designated as hedging instruments have been recognized, the fair value hierarchy level applicable to each derivative type and the related fair values of those derivatives of June 30, 2016 and December 31, 2015 were as follows (in thousands):

	As of June 30, 2016		As of December 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:

Interest rate derivatives – liability derivatives	Other accrued liabilities	$(7,765)	Other accrued liabilities	$(4,489)

Interest rate derivatives – liability derivatives	Other noncurrent liabilities	(23,753)	Other noncurrent liabilities	(6,270)

Credit-risk-related Contingent Features

ARRIS has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. As of June 30, 2016 the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $32.7 million. As of June 30, 2016, the Company has not posted any collateral related to these agreements nor has it required any of its counterparties to post collateral related to these or any other agreements.

Non-designated hedges of foreign currency risk

The Company has U.S. dollar functional currency entities that bill certain international customers in their local currency and foreign functional currency entities that procure in U.S. dollars. ARRIS also has certain predictable expenditures for international operations in local currency. Additionally, certain intercompany transactions are denominated in foreign currencies and subject to revaluation. To mitigate the volatility related to fluctuations in the foreign exchange rates for certain exposures, ARRIS has entered into various foreign currency contracts. As of June 30, 2016, the Company had option collars with notional amounts totaling 55 million euros which mature throughout 2016 and 2017, forward contracts with notional amounts totaling 70 million euros which mature throughout 2016 and 2017, forward contracts with a total notional amount of 95 million Australian dollars which mature throughout 2016 and 2017, forward contracts with notional amounts totaling 50 million Canadian dollars which mature throughout 2016 and forward contracts with notional amounts totaling 327.6 million South African rand which mature throughout 2016 and 2017.

As part of the Pace acquisition, the Company paid the former Pace shareholders 132.5 pence per share in cash consideration, which is approximately 434.3 million British pounds, in the aggregate, as of January 4, 2016. As such, the Company entered into foreign currency forward contracts to purchase British pounds and sell U.S. Dollars to mitigate the volatility related to fluctuations in the foreign exchange rate prior to the closing period. As of December 31, 2015, the Company had forward contracts with notional amounts totaling 385 million British pounds which matured on March 31, 2016. The contracts fixed the British pound to U.S. dollar forward exchange rate at various rates. These foreign currency forward contracts were effectively terminated upon the close of the Pace acquisition in January 2016 and cash settled upon maturity on March 31, 2016, which included a loss of $1.6 million in the first quarter of 2016.

The Company’s objectives in using foreign currency derivatives are to add stability to foreign currency gains and losses recorded as other expense (income) and to manage its exposure to foreign currency movements. To accomplish this objective, the Company uses foreign currency option and foreign currency forward contracts as part of its foreign currency risk management strategy. The Company’s foreign currency derivative instruments economically hedge certain risk but are not designated as hedges, and accordingly, all changes in the fair value of the instruments are recognized as a loss (gain) on foreign currency in the Consolidated Statements of Operations. The maximum time frame for ARRIS’s derivatives is currently less than 15 months.

The following table indicates the location on the Consolidated Balance Sheets in which the Company’s derivative assets and liabilities not designated as hedging instruments have been recognized and the related fair values of those derivatives as of June 30, 2016 and December 31, 2015 were as follows (in thousands):

	As of June 30, 2016		As of December 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:

Foreign exchange contracts – asset derivatives	Other current assets	$1,097	Other current assets	$6,495

Foreign exchange contracts – asset derivatives	Other assets	987	Other assets	569

Foreign exchange contracts – liability derivatives	Other accrued liabilities	(6,181)	Other accrued liabilities	(23,632)

Foreign exchange contracts – liability derivatives	Other noncurrent liabilities	(499)	Other noncurrent liabilities	(739)

The change in the fair values of ARRIS’s derivatives not designated as hedging instruments recorded in the Consolidated Statements of Operations during the three and six months ended June 30, 2016 and 2015 were as follows (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
	Statement of Operations Location	2016	2015	2016	2015
Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	(Gain) loss on foreign currency	$(5,507)	$(2,719)	$11,948	$(13,028)

Note 8. Pension Benefits

Components of Net Periodic Pension Cost (in thousands):

	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015
	U.S	Taiwan	U.S	Taiwan
Service cost	$–	$173	$–	$185
Interest cost	438	151	429	165
Expected gain on plan assets	(199)	(68)	(210)	(44)
Amortization of net loss (gain)	136	–	209	–

Net periodic pension cost (benefit)	$375	$256	$428	$306

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
	U.S	Taiwan	U.S	Taiwan
Service cost	$–	$346	$–	$370
Interest cost	875	302	858	330
Expected gain on plan assets	(397)	(136)	(420)	(88)
Amortization of net loss (gain)	272	(1,897)	418	–

Net periodic pension cost (benefit)	$750	$(1,385)	$856	$612

Employer Contributions

The Company estimates it will make minimum funding contributions of $0.7 million in 2016. During the three months ended June 30, 2016, the Company did not make any minimum funding contribution to its Taiwan pension plan. During the six months ended June 30, 2016, the Company made a minimum funding contribution of $9.6 million related to its Taiwan pension plan.

The Company has established two rabbi trusts to fund the Company’s pension obligations under the non-qualified plan of the Chief Executive Officer and certain executive officers. The balance of these rabbi trust assets as of June 30, 2016 was approximately $20.6 million and is included in Investments on the Consolidated Balance Sheets.

Note 9. Product Warranties

ARRIS provides warranties of various lengths to customers based on the specific product and the terms of individual agreements. The Company provides for the estimated cost of product warranties based on historical trends, the embedded base of product in the field, failure rates, and repair costs at the time revenue is recognized. Expenses related to product defects and unusual product warranty problems are recorded in the period that the problem is identified. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its suppliers, the estimated warranty obligation could be affected by changes in ongoing product failure rates, material usage and service delivery costs incurred in correcting a product failure, as well as specific product failures outside of ARRIS’ baseline experience. If actual product failure rates, material usage or service delivery costs differ from estimates, revisions (which could be material) would be recorded to the warranty liability.

The Company offers extended warranties and support service agreements on certain products. Revenue from these agreements is deferred at the time of the sale and recognized on a straight-line basis over the contract period. Costs of services performed under these types of contracts are charged to expense as incurred, which approximates the timing of the revenue stream.

Information regarding the changes in ARRIS’ aggregate product warranty liabilities for the six months ended June 30, 2016 was as follows (in thousands):

Balance at December 31, 2015	$49,027
Warranty reserve at acquisition	62,317
Accruals related to warranties (including changes in estimates)	34,543
Settlements made (in cash or in kind)	(26,663)

Balance at June 30, 2016	$119,224

Note 10. Inventories

The components of inventory were as follows, net of reserves (in thousands):

	June 30,	December 31,
	2016	2015
Raw material	$95,476	$60,287
Work in process	3,530	3,076
Finished goods	548,491	338,229

Total inventories, net	$647,497	$401,592

Note 11. Property, Plant and Equipment

Property, plant and equipment, at cost, consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
Land	$68,562	$68,562
Building and leasehold improvements	160,215	141,171
Machinery and equipment	457,110	407,110

	685,887	616,843
Less: Accumulated depreciation	(318,191)	(304,532)

Total property, plant and equipment, net	$367,696	$312,311

During the second quarter of 2016 the Company wrote off $4.0 million related to the discontinuance and divestiture of certain product lines.

Note 12. Restructuring and Integration

Restructuring

The following table represents a summary of and changes to the restructuring accrual, which is primarily composed of accrued severance and other employee costs and contractual obligations that related to excess leased facilities (in thousands):

	Employee severance & termination benefits	Contractual obligations and other	Total
Balance at December 31, 2015	$3	$87	$90
Restructuring charges	83,493	266	83,759
Cash payments / adjustments	(48,476)	(89)	(48,565)

Balance at June 30, 2016	$35,020	$264	$35,284

Employee severance and termination benefits — In first quarter of 2016, ARRIS completed its acquisition of Pace. ARRIS initiated restructuring plans as a result of the Acquisition that focuses on the rationalization of personnel, facilities and systems across the ARRIS organization.

The estimated cost of severance expense recorded during 2016 for the restructuring plan was approximately $83.8 million. This amount is included in the Consolidated Statement of Operations in the line item titled “Integration, acquisition and restructuring costs” The restructuring plan affected approximately 1,250 positions across the company. The remaining liability is expected to be paid by the end of fourth quarter of 2016.

Contractual obligations — ARRIS has restructuring accruals representing contractual obligations that relate to excess leased facilities and equipment. A liability for such costs is recognized and measured initially at fair value on the cease-use date based on remaining lease rentals, adjusted for the effects of any prepaid or deferred items recognized, reduced by the estimated sublease rentals that could be reasonably obtained even if it is not the intent to sublease. The fair value of these liabilities is based on a net present value model using a credit-adjusted risk-free rate. The liability will be paid out over the remainder of the leased properties’ terms, which continue through 2018. Actual sublease terms may differ from the estimates originally made by the Company. Any future changes in the estimates or in the actual sublease income could require future adjustments to the liabilities, which would impact net income in the period the adjustment is recorded. As of the cease-use date, the fair value of this restructuring liability totaled $0.3 million.

The Company anticipates further restructuring during 2016 as it continues to integrate the Pace operations, but at a lower rate than the first half of 2016.

Integration

Integration expenses of $6.4 million and $18.5 million, respectively, were recorded during the three and six months ended June 30, 2016, related to outside services and other integration related activities.

Note 13. Indebtedness

The following is a summary of indebtedness and financing lease obligations as of June 30, 2016 and December 31, 2015 (in thousands):

	As of June 30, 2016	As of December 31, 2015
Current liabilities:
Term loan A	$49,500	$49,500
Term loan A-1	40,000	–
Account receivable financing program	11,549	–
Financing lease obligation	803	758

Current obligations	101,852	50,258
Current deferred financing fees and debt discount	(7,635)	(6,667)

	94,217	43,591
Noncurrent liabilities:
Term loan A	891,000	915,750
Term loan A-1	750,000	–
Term loan B	543,813	543,812
Revolver	–	–
Financing lease obligation	58,272	58,676

Noncurrent obligations	2,243,085	1,518,238
Noncurrent deferred financing fees and debt discount	(21,702)	(21,995)

	2,221,383	1,496,243

Total	$2,315,600	$1,539,834

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

	Rate	As of June 30, 2016
Term Loan A	LIBOR + 1.75%	2.21%
Term Loan A-1	LIBOR + 1.75%	2.21%
Term Loan B	LIBOR(1) + 2.75%	3.50%
Revolving Credit Facility(2)	LIBOR + 1.75%	Not Applicable

(1)	Includes LIBOR floor of 0.75%
(2)	Includes unused commitment fee of 0.35% and letter of credit fee of 1.75% not reflected in interest rate above.

The Amended Credit Agreement provides for adjustments to the interest rates paid on the Term Loan A, Term Loan A-1, Term Loan B and Revolving Credit Facility based upon the achievement of certain leverage ratios.

Borrowings under the senior secured credit facilities are secured by first priority liens on substantially all of the assets of ARRIS and certain of its present and future subsidiaries who are or become parties to, or guarantors under, the Amended Credit Agreement governing the senior secured credit facilities. The Amended Credit Agreement provides terms for mandatory prepayments, optional prepayments and commitment reductions. The Amended Credit Agreement also includes events of default, which are customary for facilities of this type (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all amounts outstanding under the credit facilities may be accelerated. The Amended Credit Agreement contains usual and customary limitations on indebtedness, liens, restricted payments, acquisitions and asset sales in the form of affirmative, negative and financial covenants, which are customary for financings of this type, including the maintenance of a minimum interest coverage ratio of 3.50:1 and a maximum leverage ratio of 3.75:1 (with a scheduled decrease to 3.50:1 in the first quarter of 2017). As of June 30 2016, ARRIS was in compliance with all covenants under the Amended Credit Agreement.

During the three and six months ended June 30, 2016, the Company made mandatory prepayments of approximately $22.4 and $34.8 million related to the senior secured credit facilities. In addition, the Company repaid $240.2 million of debt assumed in the Pace acquisition in the first quarter of 2016.

Account Receivable Financing Program

In connection with the Combination on January 4, 2016, ARRIS assumed an accounts receivable financing program (the “AR Financing Program” or the “Program”) which was entered into by Pace on June 30, 2015. Under this Program, the Company assigns trade receivables on a revolving basis of up to $50 million to the lender and the lender advances 95% of the receivable value to the Company. The remaining 5% is remitted to ARRIS upon receipt of cash from the customer. As of June 30, 2016, we had approximately $11.5 million outstanding under this program.

The AR Financing Program is accounted for as secured borrowings and amounts outstanding are included in the current portion of long-term debt on the consolidated balance sheet. The Company pays certain transaction fees and interest of 1.23% on the outstanding balance in connection with this Program.

Other

As of June 30, 2016, the scheduled maturities of the contractual debt obligations for the next five years are as follows (in thousands):

2016 (for the remaining six months)	$44,750
2017	89,500
2018	89,500
2019	89,500
2020	1,961,063

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

The table below represents information about the Company’s reportable segments for the three and six months ended June 30, 2016 and 2015 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net sales to external customers:
CPE	$1,170,254	$837,964	$2,261,082	$1,659,638
N&C	563,493	422,124	1,087,730	815,624
Other	(3,703)	(11)	(4,062)	(28)

Total	1,730,044	1,260,077	3,344,750	2,475,234

Direct contribution:
CPE	177,545	150,308	309,509	301,759
N&C	183,298	117,595	340,282	211,798

Segment total	360,843	267,903	649,791	513,557

Corporate and unallocated costs	(174,435)	(147,011)	(360,461)	(288,902)
Amortization of intangible assets	(109,883)	(56,783)	(208,375)	(113,930)
Integration, acquisition, restructuring and other	(43,137)	(12,566)	(134,057)	(13,465)

Operating income (loss)	33,388	51,543	(53,102)	97,260

Interest expense	19,102	28,454	38,728	41,821
Loss on investments	6,389	1,410	8,348	3,119
Interest income	(1,185)	(558)	(1,968)	(1,279)
(Gain) loss on foreign currency	(9,801)	(6,659)	2,440	(6,639)
Other expense ( income), net	5,219	934	4,869	7,997

Income (loss) before income taxes	$13,664	$27,962	$(105,519)	$52,241

For the three and six month periods ended June 30, 2016 and 2015, the compositions of our corporate and unallocated costs that are reflected in the consolidated statement of operations were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Corporate and unallocated costs:
Cost of sales	$41,277	$14,947	$88,665	$29,688
Selling, general and administrative expenses	88,598	89,166	183,971	175,273
Research and development expenses	44,560	42,898	87,825	83,941

Total	$174,435	$147,011	$360,461	$288,902

Note 15. Sales Information

ARRIS sells its products primarily in the United States. The Company’s international revenue is generated from Asia Pacific, Canada, Europe, and Latin America. Sales to customers outside of United States were approximately 28.0% and 29.1%, for the three months ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2016 and 2015, sales to customers outside of United States were approximately 26.2% and 27.9%, respectively.

The table below sets forth our domestic (U.S.) and international sales for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Domestic – U.S	$1,245,622	$893,404	$2,468,302	$1,784,158
International
Americas, excluding U.S.	248,132	242,543	483,053	447,401
Asia Pacific	87,338	36,060	124,720	70,043
EMEA	148,952	88,070	268,675	173,632

Total international	484,422	366,673	876,448	691,076

Total sales	$1,730,044	$1,260,077	$3,344,750	$2,475,234

Note 16. Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for the periods indicated (in thousands except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Basic:
Net income (loss) attributable to ARRIS International plc.	$84,228	$16,758	$(118,345)	$35,883

Weighted average shares outstanding	190,409	146,293	191,076	145,823

Basic earnings per share	$0.44	$0.11	$(0.62)	$0.25

Diluted:
Net income (loss) attributable to ARRIS International plc	$84,228	$16,758	$(118,345)	$35,883

Weighted average shares outstanding	190,409	146,293	191,076	145,823
Net effect of dilutive equity awards	841	2,983	–	3,309

Total	191,250	149,276	191,076	149,132

Diluted earnings per share	$0.44	$0.11	$(0.62)	$0.24

For the three months ended June 30, 2016, approximately 2.5 million of the equity-based awards were excluded from the computation of diluted earnings per share shares because their effect would have been anti-dilutive. During the six months ended June 30, 2016, all of the equity-based awards were excluded from the computation of diluted earnings per share shares. During the same periods in 2015, approximately 0.6 thousand and 0.3 thousand of the equity-based awards, respectively, were excluded from the dilutive securities above. These exclusions are made if the exercise price of these equity-based awards is in excess of the average market price of the shares for the period, or if the Company has net losses, both of which have an anti-dilutive effect.

During the six months ended June 30, 2016, the Company issued 1.6 million shares of its ordinary shares related to the vesting of restricted shares, as compared to 3.2 million shares for the twelve months ended December 31, 2015.

In connection with the Combination, ARRIS issued approximately 47.7 million shares of ARRIS International plc ordinary shares as part of the purchase consideration. The fair value of the 47.7 million shares issued, $1,434.7 million, was determined based on the conversion of each of Pace’s shares and equity awards outstanding at a conversion rate of 0.1455 with a value of $30.08 at January 4, 2016, which represents the opening price of the Company’s shares at the date of Combination. (See Note 3 Business Acquisition for additional details)

The Company has not paid cash dividends on its shares since its inception.

Note 17. Warrants

On June 29, 2016, the Company entered into a Warrant and Registration Rights Agreement (the “Warrant”) with Comcast Cable Communications Management, LLC (“Comcast”) pursuant to which Comcast may purchase up to 8.0 million of ARRIS’ ordinary shares, (subject to adjustment in accordance with the terms of the Warrant, the “Shares”).

The Warrant will vest in two tranches based on the amount of products and services Comcast purchases from the Company. Between 1.0 million and 3.0 million shares are issuable under the Warrant based on Comcast’s purchases in 2016 and between 1.0 million and 5.0 million are issuable based on purchases made in 2017. In order for the Warrant to vest above the 1.0 million share threshold in both 2016 and 2017, specified increased purchases are required and a set percentage of the purchases must be for products and services included in ARRIS’ Network & Cloud segment for 2016 and 2017, respectively. The exercise price per Share is $22.19, which represents the average volume-weighted price of ARRIS’ ordinary shares on NASDAQ for the 10-day trading period preceding the date of the Warrant.

The Warrant provides for net Share settlement that, if elected by Comcast, will reduce the number of Shares issued upon exercise to reflect net settlement of the exercise price. Comcast may also request cash settlement of the Warrant upon exercise in lieu of issuing Shares, however, such cash election is at the discretion of ARRIS. The Warrants will expire on June 30, 2023.

The Warrant provides for certain adjustments that may be made to the exercise price and the number of Shares issuable upon exercise due to customary anti-dilution provisions based on future corporate events. In addition, in connection with any consolidation, merger or similar extraordinary event involving the Company, the Warrant will be deemed to represent the right to receive, upon exercise, the same consideration received by the holders of the Company’s ordinary shares in connection with such transaction. Upon a change of control of ARRIS or if ARRIS materially breaches its separate Master Supply Agreement with Comcast (and such breach is not cured pursuant to the terms of the Master Supply Agreement), the Warrant will immediately vest for the minimum threshold of Shares that would otherwise be issuable.

ARRIS has also agreed, if requested by Comcast, to register the Shares issuable upon exercise of the Warrant under the Securities Act of 1933, as amended (the “Securities Act”) and has also granted “piggyback” registration rights in the event ARRIS files a registration statement with the U.S. Securities and Exchange Commission under the Securities Act covering its equity securities, subject to the terms and conditions included in the Warrant.

Because the Warrants contain performance criteria, which includes aggregate purchase levels and product mix, under which Comcast must achieve for the Warrants to vest, as detailed above, the final measurement date for the Warrants is the date on which the Warrants vest. Prior to the final measurement, when achievement of the performance criteria has been deemed probable, the estimated fair value of Warrants is being recorded as a reduction to net sales based on the projected number of Warrants expected to vest, the proportion of purchases by Comcast and its affiliates within the period relative to the aggregate purchase levels required for the Warrants to vest and the then-current fair value of the related Warrants. To the extent that our projections change in the future as to the number of Warrants that will vest, as well as changes in the fair market value of the Warrants, a cumulative catch-up adjustment will be recorded in the period in which our estimates change. At June 30, 2016, none of the Warrants had vested.

The fair value of the Warrants is determined using the Black-Scholes option pricing model. For the three months ended June 30, 2016, we recorded $4.3 million as a reduction to net sales in connection with Warrants.

Note 18. Shareholders’ Equity

The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to shareholders of ARRIS International plc and equity attributable to noncontrolling interest (in thousands):

	Common Stock	Ordinary Shares	Capital in Excess of Par Value	Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total ARRIS International plc stockholders’ equity	Non- controlling Interest	Total stockholders’ equity
Balance, December 31, 2015	$1,790	$—	$1,777,276	$(331,329)	$358,823	$(12,646)	$1,793,914	$47,047	$1,840,961
Net loss	—	—	—	—	(118,345)	—	(118,345)	(4,392)	(122,737)
Other comprehensive loss, net of tax	—	—	—	—	—	(16,327)	(16,327)	—	(16,327)
Compensation under stock award plans	—	—	26,177	—	—	—	26,177	—	26,177
Effect of combination on ARRIS Group	(1,439)	2,173	(734)		—	—	—	—	—
Cancellation of treasury stock	(351)	—	—	331,329	(330,978)	—	—	—	—
Issuance of ordinary shares for Pace acquisition	—	703	1,433,987	—	—	—	1,434,690	—	1,434,690
Issuance of ordinary shares and other	—	22	(7,220)	—	—	—	(7,198)	—	(7,198)
Provision for warrants	—	—	4,283	—	—	—	4,283	—	4,283
Repurchase of ordinary shares, net	—	(64)	—	—	(149,939)	—	(150,003)	—	(150,003)
Income tax effect related to exercise of restricted share units	—	—	(3,294)	—	—	—	(3,294)	—	(3,294)
Other	—	—	(2,717)	—	15	—	(2,702)	—	(2,702)

Balance, June 30, 2016	$—	$2,834	$3,227,758	$—	$(240,424)	$(28,973)	$2,961,195	$42,655	$3,003,850

Combination

Prior to the Combination, the Company accounted for purchases of its outstanding common stock using the treasury share method permitted under U.S. GAAP. Under this method, the Company recorded purchases of its own outstanding common stock separately as a reduction to shareholders’ equity based on the cost of the shares acquired. Under U.K. law, when the Company repurchases its outstanding shares, those shares are cancelled. In the quarter ended March 31, 2016 as part of the Combination, the Company constructively cancelled 35.1 million shares of treasury stock. The impact of the cancellation of all outstanding treasury shares was a decrease in common stock and retained earnings of $351 thousand and $331.0 million, respectively and balance of treasury stock at cost of $331.3 million was eliminated.

Additionally, effective upon the completion of the Combination, the par value of ARRIS Group outstanding equity shares changed from $0.01 par value to a nominal value of £0.01. The impact of this change was an increase in Ordinary shares of $0.7 million, and decrease in additional paid-in capital of $0.7 million.

Note 19. Income Taxes

On January 4, 2016, ARRIS Group completed the Combination transaction with Pace, a company incorporated in England and Wales. In connection with the Combination, (i) ARRIS International plc (“ARRIS”), a company incorporated in England and Wales, acquired all of the outstanding ordinary shares of Pace (the “Pace Acquisition”) and (ii) a wholly-owned subsidiary of ARRIS was merged with and into ARRIS Group (the “Merger”), with ARRIS Group surviving the Merger as an indirect wholly-owned subsidiary of ARRIS. As a result of the Merger, ARRIS incurred withholding taxes of $55 million. Subsequent to the Merger, ARRIS is subject to the United Kingdom statutory tax rate of 20% and a territorial corporate tax system. Prior to the Merger, ARRIS was subject to the U.S. statutory tax rate of 35% and a worldwide corporate tax system.

The Company’s effective tax rate from continuing operations for the three and six months ended June 30, 2016 were (503.5)% and (16.3)%, respectively. The Company’s effective tax rate from continuing operations for the three and six months ended June 30, 2015 were 45.8% and 34.5% respectively. For the six months ended June 30, 2016, the Company recorded income tax expense of $17.2 million. Due to guidance on Income Taxes related to the loss limitation provisions, the year-to-date tax expense is expected to approximate the expense that will be recorded for the full year. In addition, during 2016, the Company recorded $55 million of withholding tax expense in connection with the Pace Combination, as well as $2.1 million of expense on expiring net operating losses, $2.7 million of expense for discrete uncertain tax positions and $2.1 million of benefit from a release of valuation allowances.

During the six month period ended June 30, 2016, the Company changed its permanent reinvestment assertion as it relates to earnings of certain foreign subsidiaries. As a result of this change, the Company recognized a deferred tax liability of $0.6 million in the six month period ending June 30, 2016.

Note 20. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss) by component, net of taxes, for the six months ended June 30, 2016 and 2015 (in thousands):

	Available-for sale securities	Derivative instruments	Change related to pension liability	Cumulative translation adjustments	Total
Balance as of December 31, 2015	$133	$(6,781)	$(4,195)	$(1,803)	$(12,646)
Other comprehensive (loss) income before reclassifications	(2)	(17,223)	–	329	(16,896)
Amounts reclassified from accumulated other comprehensive income (loss)	1	2,593	(2,025)	–	569

Net other comprehensive income (loss)	(1)	(14,630)	(2,025)	329	(16,327)

Balance as of June 30, 2016	$132	$(21,411)	$(6,220)	$(1,474)	$(28,973)

	Available-for sale securities	Derivative instruments	Change related to pension liability	Cumulative translation adjustments	Total
Balance as of December 31, 2014	$25	$(3,166)	$(7,181)	$(725)	$(11,047)
Other comprehensive (loss) income before reclassifications	117	(3,791)	–	(270)	(3,944)
Amounts reclassified from accumulated other comprehensive income (loss)	(80)	2,324	83	–	2,327

Net other comprehensive income (loss)	37	(1,467)	83	(270)	(1,617)

Balance as of June 30, 2015	$62	$(4,633)	$(7,098)	$(995)	$(12,664)

Note 21. Commitments and Contingencies

Leases:

ARRIS leases office, distribution, and warehouse facilities as well as equipment under long-term leases expiring at various dates through 2023. Included in these operating leases are certain amounts related to restructuring activities; these lease payments and related sublease income are included in restructuring accruals on the consolidated balance sheets. Future minimum operating lease payments under non-cancelable leases at June 30, 2016 were as follows (in thousands):

Operating Leases

2016 (for the remaining six months)	$16,766
2017	27,883
2018	21,618
2019	16,872
2020	13,495
Thereafter	40,811
Less sublease income	(876)

Total minimum lease payments	$136,569

Total rental expense for all operating leases for the three and six months ended June 30, 2016 amounted to approximately $8.7 million and $17.8 million, respectively, as compared to approximately $7.2 million and $13.7 million in the same periods in 2015.

Additionally, the Company had contractual obligations of approximately $707.4 million under agreements with non-cancelable terms to purchase goods or services over the next year. All contractual obligations outstanding at the end of prior years were satisfied within a 12 month period, and the obligations outstanding as of June 30, 2016 are expected to be satisfied by 2017.

Bank Guarantees

The Company has outstanding bank guarantees, of which certain amounts are collateralized by restricted cash. As of June 30, 2016, the restricted cash associated with the outstanding bank guarantee was $1.6 million which is reflected in Other Assets on the Consolidated Balance Sheets.

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

Overview

ARRIS is a leader in entertainment and communications technology. Our innovations combine hardware, software, and services across the cloud, network, and home to power TV and Internet for millions of people around the globe. The people of ARRIS collaborate with the world’s top service providers, content providers, and retailers to advance the state of our industry and pioneer tomorrow’s connected world.

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

Business and Financial Highlights

Business Highlights

•	Completed the acquisition of Pace in January 2016.
•	Re-domiciled to the United Kingdom resulting in a lower overall effective tax rate.
•	Grew revenues 37% over second quarter of 2015 and 35% year-to-date over 2015, primarily as the result of the Combination.
•	Executed a warrant agreement with a significant customer by which the customer may acquire shares in ARRIS once they achieve predetermined revenue targets by segment.
•	Substantially completed the integration of the Pace business operations.

Financial Highlights

•

Net sales in the second quarter and first half of 2016 were $1,730.0 million and $3,344.8 million, respectively, as compared to $1,260.1 million and $2,475.2 million in the same periods in 2015, primarily reflecting the impact of the Combination.

•	In the second quarter of 2016, we recorded a $4.3 million non-cash charge as a reduction in revenue related to our warrant program with a customer.

•	Gross margin percentage was 25.7% in the second quarter of 2016, which compares to 28.9% in the second quarter of 2015.
•

Total operating expenses (excluding amortization of intangible assets, integration, acquisition, restructuring and other costs) in the second quarter of 2016 were $258.3 million, as compared to $243.5 million in the same period last year, reflecting the increased size of the Company as a result of the Combination. Operating expenses decreased by $22.8 million in the second quarter of 2016 from the first quarter of 2016, reflecting the restructuring actions implemented after the Combination.

•

We ended the second quarter of 2016 with $902.9 million of cash, cash equivalents, short-term and long-term marketable security investments, which is up from $676.2 million at the end of the first quarter of 2016. The Company generated $38.2 million of cash from operating activities through the first six months of 2016, which compares to $8.6 million generated during the same period in 2015.

•

We ended the second quarter 2016 with outstanding debt of $2,274.3 million, at face value, the current portion of which is $89.5 million. We repaid $34.8 million of our Term Loans under our credit facility and $240.2 million of indebtedness assumed in the Combination in the first six months of 2016.

Comparison of Operations for the Three and Six Months Ended June 30, 2016 and 2015

Net Sales

The table below sets forth our net sales for the three and six months ended June 30, 2016 and 2015, for each of our segments (in thousands):

	Net Sales				Increase (Decrease) Between 2016 and 2015
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Three Months Ended June 30		For the Six Months Ended June 30
	2016	2015	2016	2015	$	%	$	%

Segment:
CPE	$1,170,254	$837,964	$2,261,082	$1,659,638	$332,290	39.7%	$601,444	36.2%
N&C	563,493	422,124	1,087,730	815,624	141,369	33.5%	272,106	33.4%
Other	(3,703)	(11)	(4,062)	(28)	(3,692)	(335.6)%	(4,034)	(144.1)%

Total sales	$1,730,044	$1,260,077	$3,344,750	$2,475,234	$469,967	37.3%	$869,516	35.1%

Net sales reflect a $4.3 million reduction related to our warrants issued to a customer. For additional information on this adjustment and how it will impact revenues and gross margins in future periods, see Note 17 of Notes to the Consolidated Financial Statements for disclosures related to Warrants.

The table below sets forth our domestic (U.S.) and international sales for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Net Sales				Increase (Decrease) Between 2016 and 2015
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Three Months Ended June 30		For the Six Months Ended June 30
	2016	2015	2016	2015	$	%	$	%
Domestic – U.S.	$1,245,622	$893,404	$2,468,302	$1,784,158	$352,218	39.4%	$684,144	38.4%
International
Americas, excluding U.S.	248,132	242,543	483,053	447,401	5,589	2.3%	35,652	8.0%
Asia Pacific	87,338	36,060	124,720	70,043	51,278	58.7%	54,677	78.1%
EMEA	148,952	88,070	268,675	173,632	60,882	69.1%	95,043	54.7%

Total International	484,422	366,673	876,448	691,076	117,749	32.1%	185,372	26.8%

Total sales	$1,730,044	$1,260,077	$3,344,750	$2,475,234	$469,967	37.3%	$869,516	35.1%

Customer Premises Equipment Net Sales 2016 vs. 2015

During the three and six months ended June 30, 2016, net sales in our CPE segment increased by approximately 39.7% and 36.2%, respectively, as compared to the same period in 2015. The increase is primarily attributable to expansion of both video and broadband products resulting from the Combination.

Network and Cloud Net Sales 2016 vs. 2015

During the three and six months ended June 30, 2016, net sales in N&C segment increased by approximately 33.5% and 33.4%, respectively, as compared to the same period in 2015. The increase in sales is primarily a result of the Combination and increased customer spend as service providers increase their investment to expand broadband network capacity and high speed data Internet access speeds.

Gross Margin

The table below sets forth our gross margin for the three and six months ended June 30, 2016 and 2015 (in thousands, except percentages):

	Gross Margin				Increase (Decrease) Between 2016 and 2015
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Three Months Ended June 30		For the Six Months Ended June 30
	2016	2015	2016	2015	$	%	$	%
Gross margin dollars	$444,734	$364,361	$828,766	$700,917	$80,373	22.1%	$127,849	18.2%
Gross margin percentage	25.7%	28.9%	24.8%	28.3%		(3.2)		(3.5)

During the three and six months ended June 30, 2016, gross margin dollars increased primarily as a result of the Combination as compared to the same period in 2015. The decrease in gross margin percentage is primarily the result of product mix. We had a change in mix within our CPE segment, reflecting higher sales of lower margin products. We also have higher sales of CPE products compared to Network and Cloud products. CPE sales have a lower margin than the consolidated average. We also valued acquired Pace inventory at fair value as of the acquisition date as required by accounting rules. The valuation resulted in a step-up of the underlying net book value of the Pace inventory by $52.3 million. The Company recognized increased cost of sales of $20.0 million and $50.3 million for the three and six months ended June 30, 2016, respectively, as this inventory was sold to customers which negatively impacted the gross margin. We still have $2 million remaining and expect our cost to subsequently decline accordingly.

Operating Expenses

The table below provides detail regarding our operating expenses (in thousands):

	Operating Expenses				Increase (Decrease) Between 2016 and 2015
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Three Months Ended June 30		For the Six Months Ended June 30
	2016	2015	2016	2015	$	%	$	%
Selling, general and administrative	$105,746	$107,209	$225,710	$207,534	$(1,463)	(1.4)%	$18,176	8.8%
Research & development	152,580	136,260	313,726	268,729	16,320	12.0%	44,997	16.7%
Amortization of intangibles	109,883	56,783	208,375	113,930	53,100	93.5%	94,445	82.9%
Integration, acquisition & restructuring	43,137	12,566	134,057	13,464	30,571	243.3%	120,593	895.7%

Total	$411,346	$312,818	$881,868	$603,657	$98,528	31.5%	$278,211	46.1%

Selling, General and Administrative or SG&A, Expenses

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

SG&A expenses decreased for the three months ended June 30, 2016 compared to the prior year due to lower compensation expense, legal and professional expenses, bad debt expense and marketing costs which was offset by increased costs related to the Combination. SG&A expenses decreased by $14.2 million from the first quarter 2016 to the second quarter 2016, reflecting integration and restructuring activities undertaken.

SG&A expenses increased for the six months ended June 30, 2016 compared to the prior year due to the Combination as well our acquisition of ActiveVideo.

Research and Development or R&D, Expenses

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

During the three and six months ended June 30, 2016, R&D expenses increased as compared to the same period in 2015. The increase is primarily due to incremental expense associated with our acquisitions of Pace and ActiveVideo. R&D expenses decreased by $8.6 million from the first quarter 2016 to the second quarter 2016, reflecting integration and restructuring activities undertaken.

Amortization of Intangible Assets

Our intangible amortization expense relates to finite-lived intangible assets acquired in business combinations. Intangibles amortization expense for the three months ended June 30, 2016 and 2015 was $109.9 million and $56.8 million, respectively. The increase in amortization expense was primarily attributable to intangible assets acquired in Combination (See Note 4 Business Acquisitions of Notes to the Consolidated Financial Statements for additional details). We recorded $6.5 million of incremental amortization expense during the three months ended June 30, 2016 as a result of measurement period changes related to intangible assets valuation.

For the six months ended June 30, 2016 and 2015, intangible amortization expense was $208.4 million and $113.9 million, respectively.

Integration, Acquisition, Restructuring & Other Costs

During the three months ended June 30, 2016 and 2015, we recorded integration, acquisition, restructuring and other costs of $43.1 million and $12.6 million, respectively. For the six months ended June 30, 2016 and 2015, integration, acquisition, restructuring and other cost was $134.1 million and $13.5 million, respectively.

Acquisition expenses of $1.1 million and $29.0 million were recorded during the three and six months ended June 30, 2016, respectively, related to banker fees, legal fees and other direct costs of the Combination.

Integration expenses of $6.4 million and $18.5 million were recorded during the three and six months ended June 30, 2016, respectively, related to outside services and other integration related activities.

Restructuring expenses of $32.8 million and $83.8 million were recorded during the three and six months ended June 30, 2016. The restructuring plan affected approximately 1,250 positions across the Company and its reportable segments.

Other costs of $2.8 million were recorded during the three and six months ended June 30, 2016, of which $0.5 million was related to the loss resulting from the divestitures of certain product lines and $2.3 million was related to the write off of in-process research and development projects that were abandoned.

The Company anticipates further restructuring during 2016 as it continues to integrate the Pace operations, but at a lower rate than the first half of 2016.

Direct Contribution

The table below sets forth our direct contribution, which is defined as gross margin less direct operating expenses, for the three and six months ended June 30, 2016 and 2015, for each of our segments (in thousands):

	Direct Contribution				Increase (Decrease) Between 2016 and 2015
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Three Months Ended June 30		For the Six Months Ended June 30
	2016	2015	2016	2015	$	%	$	%
Segment:
CPE	$177,545	$150,308	$309,509	$301,759	$27,237	18.1%	$7,750	2.6%
N&C	183,298	117,595	340,282	211,798	65,703	55.9%	128,484	60.7%

Total	$360,843	$267,903	$649,791	$513,557	$92,940	34.7%	$136,234	26.5%

Customer Premises Equipment Direct Contribution 2016 vs. 2015

During the three and six months ended June 30, 2016 direct contribution in our CPE segment increased by approximately 18.1% and 2.6%, respectively, as compared to the same period in 2015. The increase was primarily attributable the higher sales resulting from the Combination, offset by higher R&D, also a result of the Combination.

Network and Cloud Direct Contribution 2016 vs. 2015

During the three and six months ended June 30, 2016, direct contribution in our N&C segment increased by approximately 55.9% and 60.7%, respectively, as compared to the same period in 2015. The increase was primarily attributable the higher sales resulting from the Combination, offset by higher R&D, also a result of the Combination.

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

For the three and six month periods ended June 30, 2016 and 2015, the composition of our corporate and unallocated costs that are reflected in the consolidated statement of operations were as follows (in thousands):

	Direct Contribution				Increase (Decrease) Between 2016 and 2015
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Three Months Ended June 30		For the Six Months Ended June 30
	2016	2015	2016	2015	$	%	$	%
Cost of sales	$41,277	$14,947	$88,665	$29,688	$26,330	176.2%	$58,977	198.7%
Selling, general and administrative	88,598	89,166	183,971	175,273	(568)	(0.6)%	8,698	5.0%
Research & development	44,560	42,898	87,825	83,941	1,662	3.9%	3,884	4.6%

Total	$174,435	$147,011	$360,461	$288,902	$27,424	18.7%	$71,559	24.8%

During the three and six months ended June 30, 2016 corporate and unallocated costs increased as compared to the same periods in 2015. The increase was primarily attributable to an increase in costs deriving from the acquisition of Pace. During the three and six months ended June 30, 2016, included in cost of sales were $20.0 million and $50.3 million, respectively, associated with the step-up in the underlying net book value of Pace inventory to fair market value as of the acquisition date.

Other Expense (Income)

The table below provides detail regarding our other expense (in thousands):

	Other Expense (Income)				Increase (Decrease) Between 2016 and 2015
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Three Months Ended June 30		For the Six Months Ended June 30
	2016	2015	2016	2015	$	%	$	%
Interest expense	$19,102	$28,454	$38,728	$41,821	$(9,352)	(32.9)%	$(3,093)	(7.4)%
Loss on investments	6,389	1,410	8,348	3,119	4,979	353.1%	5,229	167.7%
Interest income	(1,185)	(558)	(1,968)	(1,279)	(627)	(112.4)%	(689)	(53.8)%
Loss (gain) on foreign currency	(9,801)	(6,659)	2,440	(6,639)	(3,142)	(47.2)%	9,079	136.8%
Other (income) expense, net	5,219	934	4,869	7,997	4,285	458.8%	(3,128)	(39.1)%

Total	$19,724	$23,581	$52,417	$45,019	$(3,857)	18.7%	$7,398	16.4%

Interest Expense

Interest expense includes the amortization of debt issuance costs (deferred finance fees and the debt discounts) related to our term loans and interest paid on notes and term loans and other debt obligations. Interest expense for the three months ended June 30, 2016 and 2015 was $19.2 million and $28.4 million respectively, reflecting the increase in debt resulting from the Combination. For the six months ended June 30, 2016 and 2015, interest expense was $38.7 million and $41.8 million, respectively.

Upon the closing of the Pace acquisition in the first quarter of 2016, we incurred an additional $2.3 million of debt issuance costs which were capitalized and amortized over the term of the loan. Additionally, in connection with the Amended Credit Agreement, as of June 30, 2015, we expensed approximately $12.3 million of debt issuance costs and wrote off approximately $2.1 million of existing debt issuance costs associated with certain lenders who were not party to the amended Term Loan A Facility and Revolving Credit Facility, which were included as interest expense in the Consolidated Statements of Operations for the three and six months ended June 30, 2015.

Loss on Investments

From time to time, we hold certain investments in equity securities of private and publicly-traded companies, a number of non-marketable equity securities, and investments in rabbi trusts associated with our deferred compensation plans and certain investments in limited liability companies and partnerships that are accounted for using the equity method of accounting. As such our equity portion in current earnings of such companies is included in the loss (gain) on investments.

During the three months ended June 30, 2016 and 2015, we recorded a net loss, including impairment charges, related to these investments of $6.4 million, and $1.4 million, respectively. During the second quarter of 2016 and 2015, the Company performed an evaluation of its investments and concluded that indicators of impairment existed for certain investments, and that their fair value had declined. This resulted in other-than-temporary impairment charges of $5.0 million and $0.2 million, respectively.

During the six months ended June 30, 2016 and 2015, we recorded a net loss, including impairment charge, related to these investments of $8.3 million, and $3.1 million, respectively.

Interest Income

Interest income during the three months ended June 30, 2016 and 2015 was $1.2 million and $0.6 million, respectively. During the six months ended June 30, 2016 and 2015, interest income was $2.0 million and $1.3 million, respectively. The income reflects interest earned on cash, cash equivalents, short-term and long-term marketable security investments.

Loss (Gain) on Foreign Currency

During the three and six months ended June 30, 2016, we recorded a foreign currency (gain) loss of approximately $(9.8) million and $2.4 million, respectively. During the three and six months ended June 30, 2015, we recorded a foreign currency gain of approximately $(6.7) million and $(6.6) million, respectively. We have US dollar functional currency entities that bill certain international customers in their local currency. Additionally, certain intercompany transactions are denominated in foreign currencies and subject to revaluation. To mitigate the volatility related to fluctuations in the foreign exchange rates, we enter into various foreign currency contracts. The loss (gain) on foreign currency is driven by the fluctuations in the foreign currency exchange rates.

As part of the Pace acquisition completed in 2016, we paid the former Pace shareholders 132.5 pence per share in cash consideration, which was approximately 434.3 million British pounds, in the aggregate, as of January 4, 2016. We entered into foreign currency forward contracts to purchase British pounds and sell U.S. Dollars in order to mitigate the volatility related to fluctuations in the foreign exchange rate prior to the closing period. The contracts fixed the British pound to U.S. dollar forward exchange rate at various rates. These foreign currency forward contracts were effectively terminated upon the close of the Pace acquisition in January 2016 and cash settled upon maturity on March 31, 2016, which included a loss of $1.6 million in the first quarter of 2016. A gain of $(6.8) million was recorded during the second quarter of 2015 related to these British pound forward contracts.

Other Expense (Income), net

Other expense (income), net for the three months ended June 30, 2016 and 2015 was $5.2 million and $0.9 million, respectively. For the six months ended June 30, 2016 and 2015, other expense was $4.9 million and $8.0 million, respectively.

During the second quarter of 2016 the Company wrote off $3.5 million of fixed assets related to the discontinuance of certain product lines.

During the quarter ended March 31, 2015, the Company recorded a loss of $5.3 million from the sale of land and building associated with its San Diego campus facilities.

Income Tax Expense

Our effective tax rate from continuing operations for the three and six months ended June 30, 2016 were (503.5)% and (16.3)%, respectively. For the same periods in prior year, our effective tax rate from continuing operations for were 45.8% and 34.5% respectively. For the six months ended June 30, 2016, we recorded income tax expense of $17.2 million. Due to guidance on Income Taxes related to the loss limitation provisions, the year-to-date tax expense is expected to approximate the expense that will be recorded for the full year. In addition, during 2016, we recorded $55 million of withholding tax expense in connection with the Pace Combination, as well as $2.1 million of expense on expiring net operating losses, $2.7 million of expense for discrete uncertain tax positions and $2.1 million of benefit from a release of valuation allowances.

Non-GAAP Measures

As part of our ongoing review of financial information related to our business, we regularly use non-GAAP measures, in particular non-GAAP earnings, as we believe they provide a meaningful insight into our business and trends. We also believe that these non-GAAP measures provide readers of our financial statements with useful information and insight with respect to the results of our business. However, the presentation of non-GAAP information is not intended to be considered in isolation or as a substitute for results prepared in accordance with GAAP. Below are tables for the three and six months ended June 30, 2016 and 2015 which detail and reconcile GAAP and non-GAAP net sales and adjusted net income:

(in thousands, except per share data)
	For the three months ended June 30, 2016		For the three months ended June 30, 2015		For the six months ended June 30, 2016		For the six months ended June 30, 2015
	Amount	Per Diluted Share	Amount	Per Diluted Share	Amount	Per Diluted Share	Amount	Per Diluted Share
Sales	$1,730,044		$1,260,077		$3,344,750		$1,225,017

Highlighted items:
Reduction in revenue related to warrants	4,283		–		4,283		–

Sales excluding highlighted items	$1,734,327		$1,260,077		$3,349,033		$1,225,017

	For the three months ended June 30, 2016		For the three months ended June 30, 2015		For the six months ended June 30, 2016		For the six months ended June 30, 2015
	Amount	Per Diluted Share	Amount	Per Diluted Share	Amount	Per Diluted Share	Amount	Per Diluted Share
Net income (loss) attributable to ARRIS International plc	$84,228	$0.44	$16,758	$0.11	$(118,345)	$(0.62)	$35,883	$0.24

Highlighted items:
Impacting gross margin:
Stock-based compensation expense	1,997	0.01	2,214	0.01	4,236	0.02	4,005	0.03
Reduction in revenue related to warrants	4,283	0.02	–	–	4,283	0.02	–	–
Acquisition accounting impacts related to inventory valuation	20,039	0.10	–	–	50,331	0.26	–	–

Impacting operating expenses:
Integration, acquisition, restructuring and other costs	43,137	0.23	12,566	0.08	134,057	0.70	13,465	0.09
Amortization of intangible assets	109,883	0.57	56,783	0.38	208,375	1.08	113,930	0.76
Stock-based compensation expense	9,905	0.05	14,079	0.09	21,942	0.11	26,262	0.18
Noncontrolling interest share of Non-GAAP adjustments	(776)	–	(799)	(0.01)	(1,552)	(0.01)	(799)	(0.01)

Impacting other (income) / expense:
Impairment on Investments	5,000	0.03	150	–	5,000	0.03	150	–
Debt amendment fees	–	–	14,382	0.10	–	–	14,382	0.10
Credit facility—ticking fees	–	–	–	–	(9)	–	–	–
Foreign exchange contract (gains) losses related to cash consideration of Pace acquisition	–	–	(6,845)	(0.05)	1,610	0.01	(6,845)	(0.05)
Loss on sale of building	–	–	–	–	–	–	5,142	0.03

Impacting income tax expense:
Foreign withholding tax	–	–	–	–	54,741	0.28	–	–

Income tax expense (benefit)	(117,291)	(0.61)	(30,122)	(0.20)	(113,874)	(0.59)	(60,655)	(0.41)

Total highlighted items	76,177	0.40	62,408	0.42	369,140	1.92	109,037	0.73

Net income excluding highlighted items	$160,405	$0.84	$79,166	$0.53	$250,795	$1.30	$144,920	$0.97

Weighted average common shares – basic		190,409		146,293		191,076		145,823

Weighted average common shares – diluted		191,250		149,276		192,421		149,133

ARRIS reports its financial results in accordance with accounting principles generally accepted in the United States (“GAAP” or referred to herein as “reported”). However, management believes that certain non-GAAP financial measures provide management and other users with additional meaningful financial information that should be considered when assessing our ongoing performance. Our management regularly uses our supplemental non-GAAP financial measures internally to understand, manage and evaluate our business and make operating decisions. These non-GAAP measures are among the factors management uses in planning for and forecasting future periods. Non-GAAP financial measures should be viewed in addition to, and not as an alternative to, the Company’s reported results prepared in accordance with GAAP. Our non-GAAP financial measures reflect adjustments based on the following items, as well as the related income tax effects:

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

Reduction in Revenue Related to Warrants: We entered into an agreement with a customer for the issuance of warrants to purchase up to 8.0 million of ARRIS’ ordinary shares. Vesting of the warrants is subject to certain purchase volume commitments, and therefore the accounting guidance requires that we record the fair value of warrants as a reduction in revenue. Until final vesting, changes in the fair value of the warrants will be marked to market and any adjustment recorded in revenue. We have excluded the effect of the implied fair value in calculating our non-GAAP financial measures. We believe it is useful to understand the effects of these items on our total revenues and gross margin.

Acquisition Accounting Impacts Related to Inventory Valuation: In connection with the accounting related to our acquisitions, business combinations rules require the inventory be recorded at fair value on the opening balance sheet. This is different from historical cost. Essentially we are required to write the inventory up to end customer price less a reasonable margin as a distributor. We have excluded the resulting adjustments in inventory and cost of goods sold as the historic and forward gross margin trends will differ as a result of the adjustments. We believe it is useful to understand the effects of this on cost of goods sold and margin.

Integration, Acquisition, Restructuring and Other Costs: We have excluded the effect of acquisition, integration, and other expenses and the effect of restructuring expenses in calculating our non-GAAP operating expenses and net income (loss) measures. We incurred expenses in connection with the ActiveVideo and the Pace acquisitions, which we generally would not otherwise incur in the periods presented as part of our continuing operations. Acquisition and integration expenses consist of transaction costs, costs for transitional employees, other acquired employee related costs, and integration related outside services. Restructuring consists of employee severance and abandoned facilities. We believe it is useful to understand the effects of these items on our total operating expenses.

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

Noncontrolling Interest share of Non-GAAP Adjustments: The joint venture formed with Charter for the acquisition of ActiveVideo is accounted for by ARRIS under the consolidation method. As a result, the consolidated statement of operations include the revenues, expenses, and gains and losses of the noncontrolling interest. The amount of net income (loss) related to the noncontrolling interest are reported and presented separately in the consolidated statement of operations. We have excluded the noncontrolling share of any non GAAP adjusted measures recorded by the joint venture, as we believe it is useful to understand the effect of excluding this item when evaluating our ongoing performance.

Impairment of Investments: We have excluded the effect of an other-than-temporary impairment of a cost method investment in calculating our non-GAAP financial measures. We believe it is useful to understand the effect of this non-cash item in our other expense (income).

Debt Amendment Fees: In 2015, the Company amended its credit agreement. This debt modification allowed us to improve the terms and conditions of the credit agreement, extend the maturities of certain loan facilities, increase the amount of the revolving credit facility, and add a new term A-1 loan facility. We have excluded the effect of the associated fees in calculating our non-GAAP financial measures. We believe it is useful to understand the effect of this item in our other expense (income).

Credit Facility - Ticking Fees: In connection with our acquisition of Pace, the cash portion of the consideration was funded through debt financing commitments. A ticking fee is a fee paid to our banks to compensate for the time lag between the commitment allocation on a loan and the actual funding. We have excluded the effect of the ticking fee in calculating our non-GAAP financial measures. We believe it is useful to understand the effect of this item in our other expense (income).

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

Income Tax Expense (Benefit): We have excluded the tax effect of the non-GAAP items mentioned above. Additionally, we have excluded the effects of certain tax adjustments related to tax and legal restructuring, state valuation allowances, research and development tax credits and provision to return differences.

Financial Liquidity and Capital Resources

Overview

One of our key strategies remains maintaining and improving our capital structure. The key metrics we focus on are summarized in the table below:

Liquidity & Capital Resources Data

	Six Months Ended June 30,
	2016	2015
	(in thousands, except DSO and turns)
Key Working Capital Items
Cash provided by operating activities	$38,229	$8,593
Cash, cash equivalents, and short-term investments	$892,873	$619,791
Long-term U.S. corporate & government agency bonds	$10,047	$3,043
Accounts receivable, net	$1,053,760	$785,869
Days Sales Outstanding (“DSOs”)	45	50
Inventory	$647,497	$389,556
Inventory turns	9.8	9.1
Key Financing Items
Term loans at face value	$2,274,313	$1,533,813
Financing lease obligation	$59,075	$58,729
Accounts receivable financing facility	$11,549	$–
Cash used for debt repayment	$275,000	$28,750
Cash used for share repurchases	$150,003	$24,999
Key Investing Items
Capital expenditures	$23,752	$24,321

Overview

In managing our liquidity and capital structure, we have been and are focused on key goals, and we have and will continue in the future to implement actions to achieve them. They include:

•	Liquidity – ensure that we have sufficient cash resources or other short-term liquidity to manage day to day operations.
•	Growth – implement a plan to ensure that we have adequate capital resources, or access thereto, to fund internal growth and execute acquisitions.
•	Deleverage – reduce our debt obligation.
•	Share repurchases – opportunistically repurchase our ordinary shares.

Accounts Receivable & Inventory

We use the number of times per year that inventory turns over (based upon sales for the most recent period, or turns) to evaluate inventory management, and days sales outstanding, or DSOs, to evaluate accounts receivable management.

Accounts receivable increased during the first six months of 2016 as compared to 2015, primarily as a result of the inclusion of sales associated with the Pace products, which were not included in 2015, as well as payment patterns of our customers and timing of shipments to customers. As part of the Pace acquisition, we acquired approximately $452.3 million of accounts receivable.

Inventory increased during the first six months of 2016 as compared to the first six months of 2015, primarily as a result of the Pace acquisition. We acquired approximately $427.6 million of inventory upon closing of the Pace transaction in January 2016.

Financing Lease Obligation

In the first quarter of 2015, we sold our San Diego office complex consisting of land and buildings. We concurrently entered into a leaseback arrangement for two of the buildings (Building 1 and Building 2). One of the buildings (Building 1) did not qualify for sale leaseback accounting due to continuing involvement that will exist for the 10-year lease term. Accordingly, the carrying value of Building 1 will remain on the Company’s balance sheet and will be depreciated over the ten-year lease period with the proceeds reflected as a financing obligation.

Account Receivable Financing Program

In connection with the Pace Combination, we assumed an accounts receivable financing program which was entered into by Pace on June 30, 2015. Under this Program, we assign trade receivables on a revolving basis of up to $50 million to the lender and the lender advances 95% of the receivable value to us. The remaining 5% is remitted to ARRIS upon receipt of cash from the customer. As of June 30, 2016, we had approximately $11.5 million outstanding under this program.

The Program is accounted for as secured borrowings and amounts outstanding are included in the current portion of long-term debt on the consolidated balance sheet. The Company pays certain transaction fees and interest of 1.23% on the outstanding balance in connection with this Program.

Term Debt Repayments

In the first half of 2016, we repaid $34.8 million of our term debt. Additionally, we repaid $240.2 million of debt assumed and settled in conjunction with the Pace acquisition in January 2016.

In the first half of 2015, we repaid $28.8 million of our term debt, of which $13.8 million was term debt under our senior secured credit facilities and $15.0 million was debt assumed and settled in conjunction with the ActiveVideo acquisition in April 2015. In connection with the Amended Credit Agreement, no mandatory or optional prepayments were made for the three months ended June 30, 2015.

Share Repurchases

Upon completing the Combination, we conducted a court-approved process in accordance with section 641(1)(b) of the UK Companies Act 2006, pursuant to which we reduced our stated share capital and thereby increased our distributable reserves or excess capital out of which we may legally pay dividends or repurchase shares. Distributable reserves are not linked to a U.S. GAAP reported amount. In early 2016, our Board of Directors approved a new $300 million share repurchase authorization replacing all prior program. Unless terminated earlier by a Board resolution, this new plan will expire when ARRIS has used all authorized funds for repurchase. During the first quarter of 2016, we repurchased 6.4 million ordinary shares for approximately $150.0 million at an average stock price of $23.47. No repurchases were made during the second quarter of 2016.

During the first quarter of 2015, we repurchased 0.9 million shares of our common stock for $25.0 million at an average stock price of $28.70. No repurchases were made during the second quarter of 2015.

Summary of Current Liquidity Position and Potential for Future Capital Raising

We believe our current liquidity position, where we have approximately $902.9 million of cash, cash equivalents, short-term, long-term investments marketable securities on hand as of June 30, 2016, together with approximately $497.9 million in availability under our new Revolving Credit Facility, together with the prospects for continued generation of cash from operations are adequate for our short- and medium-term business needs. Our cash, cash-equivalents and short-term investments as of June 30, 2016 include approximately $507.0 million held by all foreign subsidiaries of which $56.4 million is held by foreign subsidiaries whose earnings we expect to reinvest indefinitely outside of the United States. We do not expect to need the cash generated by those foreign subsidiaries to fund our domestic (U.S.) operations. However, in the unforeseen event that we repatriate cash from those foreign subsidiaries, we may be required to provide for and pay U.S. taxes on permanently repatriated funds.

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

Interest rates on borrowings under the senior secured credit facilities are set forth in the table below. As of June 30, 2016, we had $940.5 million, $790.0 million and $543.8 million principal amount outstanding under the Term Loan A, Term Loan A-1 and Term Loan B Facilities. No borrowings under the Revolving Credit Facility and letters of credit totaling $2.1 million issued under the Revolving Credit Facility.

	Rate	As of June 30, 2016
Term Loan A	LIBOR + 1.75%	2.21%
Term Loan A-1	LIBOR + 1.75%	2.21%
Term Loan B	LIBOR(1) + 2.75%	3.50%
Revolving Credit Facility(2)	LIBOR + 1.75%	Not Applicable

(1)	Includes LIBOR floor of 0.75%
(2)	Includes unused commitment fee of 0.35% and letter of credit fee of 1.75% not reflected in interest rate above.

The Amended Credit Agreement provides for certain adjustments to the interest rates paid on the Term Loan A, Term Loan A-1, Term Loan B and Revolving Credit Facility based upon the achievement of certain leverage ratios.

Borrowings under the senior secured credit facilities are secured by first priority liens on substantially all of the assets of ARRIS and certain of its present and future subsidiaries who are or become parties to, or guarantors under, the Amended Credit Agreement governing the senior secured credit facilities. The Amended Credit Agreement provides terms for mandatory prepayments and optional prepayments and commitment reductions. The Amended Credit Agreement also includes events of default, which are customary for facilities of this type (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all amounts outstanding under the credit facilities may be accelerated. The Amended Credit Agreement contains usual and customary limitations on indebtedness, liens, restricted payments, acquisitions and asset sales in the form of affirmative, negative and financial covenants, which are customary for financings of this type, including the maintenance of a minimum interest coverage ratio of 3.50:1 and a maximum leverage ratio of 3.75:1 (with a scheduled decrease to 3.50:1 in the first quarter of 2017). As of June 30, 2016, we were in compliance with all covenants under the Amended Credit Agreement.

In connection with the Combination on January 4, 2016, ARRIS assumed an accounts receivable financing program (the “AR Financing Program” or the “Program”) which was entered into by Pace on June 30, 2015. Under this Program, ARRIS assigns trade receivables on a revolving basis of up to $50 million to the lender and the lender advances 95% of the receivable value to us. The remaining 5% is remitted to ARRIS upon receipt of cash from the customer. As of June 30, 2016, we had approximately $11.5 million outstanding under this program.

The Program is accounted for as secured borrowings and amounts outstanding are included in the current portion of long-term debt on the consolidated balance sheet. We pay certain transaction fees and interest of 1.23% on the outstanding balance in connection with this Program.

Commitments

As a result of the Pace acquisition, our contractual obligations have significantly increased from the amounts shown in the table included in our Annual Report on Form 10-K for the year ended December 31, 2015. Included below is a summary reflecting the additional contractual obligations that we have undertaken in the quarter ended June 30, 2016 (in thousands).

	Payments due by period
Contractual Obligations	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Credit facilities(1)	$89,500	$179,000	$2,005,813	$–	$2,274,313
Operating leases, net of sublease income(2)	20,594	59,720	36,575	49,213	166,102
Purchase obligations(3)	707,435	10,002	–	–	717,437

Total contractual obligations(4)	$817,529	$248,722	$2,042,388	$49,213	$3,157,852

(1)	Represents face values of Term Loan A, A-1 and B
(2)	Includes leases which are reflected in restructuring accruals on the consolidated balance sheets.
(3)

Represents obligations under agreements with non-cancelable terms to purchase goods or services. The agreements are enforceable and legally binding, and specify terms, including quantities to be purchased and the timing of the purchase.

(4)

Approximately $100.1 million of uncertain tax positions have been excluded from the contractual obligation table because we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Cash Flow

Below is a table setting forth the key line items of our Consolidated Statements of Cash Flows (in thousands):

	For the Six Months Ended June 30,
	2016	2015
Cash provided by (used in)
Operating activities	$38,229	$8,593
Investing activities	(383,480)	(130,190)
Financing activities	352,661	46,746

Net increase (decrease) in cash and cash equivalents	$7,410	$(74,851)

Operating Activities:

Below are the key line items affecting cash provided by operating activities (in thousands):

	For the Six Months Ended June 30,
	2016	2015
Consolidated net (loss) income	$(122,737)	$34,268
Adjustments to reconcile net (loss) income to cash provided by operating activities	225,614	180,957

Net income including adjustments	102,877	215,225
Decrease (increase) in accounts receivable	49,033	(188,360)
Decrease in inventory	181,737	11,609
(Decrease) increase in accounts payable and accrued liabilities	(327,584)	28,178
All other – net	32,166	(58,059)

Cash provided by operating activities	$38,229	$8,593

Consolidated net (loss) income including adjustments, decreased $112.3 million during the first six months of 2016 as compared to 2015. It should be noted that the net loss reflected in the first six months of 2016 includes: 1) restructuring costs of $83.8 million, 2) acquisition and integration costs of $47.5 million, 3) withholding tax of $55.0 million and 4) inventory step-up in fair market value of $50.3 million. These items were either not present or were insignificant in the first half of 2015.

Accounts receivable decreased by $49.0 million during the first six months of 2016 and days outstanding decreased by 5 days. The decreases were primarily a result of normal purchasing pattern and payment patterns of our customers.

Inventory decreased by $181.7 million during the first six months of 2016, reflecting timing of customer requirements and anticipated demand for certain products. In the first six months of 2016, there was a $50.3 million reduction related to turnaround effect of inventory markup in acquisition accounting.

Accounts payable and accrued liabilities decreased by $327.6 million during the first six months of 2016, reflecting timing of payments, including payout of annual bonuses in the first quarter of 2016. The Company acquired $799.8 million of accounts payable and accrued liabilities as part of the Combination. We acquired $298.7 million of cash as part of the Combination. This cash is netted against the cash used for acquisitions in the investing section of the cash flow statement and is not included in the operating section.

All other accounts, net, include changes in other receivables, income taxes payable (recoverable), and prepaid expenses. The other receivables represent amounts due from our contract manufacturers for material used in the assembly of our finished goods. The change in our income taxes recoverable account is a result of the timing of the actual estimated tax payments during the year as compared to the actual tax liability for the year. The net change during the first six months of 2016 was approximately $32.2 million as compared to $58.1 million during the same period in 2015.

Investing Activities:

Below are the key line items affecting investing activities (in thousands):

	For the Six Months Ended June 30,
	2016	2015
Purchases of property, plant and equipment	$(23,752)	$(24,321)
Purchases of investments	(22,248)	(31,103)
Sales of investments	2,441	29,615
Purchase of intangible assets	(3,310)	(34,340)
Proceeds from sale-leaseback transaction	–	24,960
Acquisitions, net of cash acquired	(340,118)	(97,905)
Other, net	3,507	2,904

Cash used in investing activities	$(383,480)	$(130,190)

Purchases of property, plant and equipment – This represents capital expenditures which are mainly for test equipment, laboratory equipment, computer and network equipment and facilities.

Purchases and sales of investments – This represents purchases and sales of securities and other investments.

Purchase of intangible assets – Represent primarily the purchase of technology licenses.

Proceeds from sale-leaseback transaction – Represent proceeds received from the sale of land and building that qualified for sale leaseback accounting.

Acquisitions, net of cash acquired – Represent cash investments we have made in our acquisition of Pace net of $298.7 million of cash was acquired in the Pace acquisition.

Other, net – Represent dividend proceeds received from equity investments and cash proceeds from sale of product line in 2015.

Financing Activities:

Below are the key line items affecting our financing activities (in thousands):

	For the Six Months Ended June 30,
	2016	2015
Proceeds from issuance of debt	$800,000	$–
Payment of debt obligations	(275,000)	(28,750)
Payment for deferred financing fees and debt discount	(2,304)	(8,239)
Proceeds from sale-leaseback financing transaction	–	58,729
Payment of financing lease obligation	(314)	(105)
Repayment on account receivable financing facility	(12,042)	–
Repurchase of shares	(150,003)	(24,999)
Excess income tax benefits from stock-based compensation plans	2,354	12,842
Repurchase of shares to satisfy employee minimum tax withholdings	(14,193)	(24,986)
Proceeds (costs) from issuance of shares	4,163	8,004
Contribution from noncontrolling interest	–	54,250

Cash provided by (used in) financing activities	$352,661	$46,746

Proceeds From Issuance of Debt – “Term Loan A-1 Facility” of $800 million, which was funded upon the closing of the acquisition of Pace.

Payment of debt obligations – Represents the mandatory payment of the term loans under the senior secured credit facilities, as well as the repayment of the debt assumed upon the acquisition of Pace in 2016 and ActiveVideo in 2015.

Payment for deferred financing fees and debt discount – Represents the financing costs in connection with the execution of our senior secured credit facility under the Amended Credit Agreement. The costs have been deferred and will be recognized over the terms of the credit agreements. It also represents amounts paid to lenders in the form of upfront fees, which have been treated as a reduction in the proceeds received by the ARRIS and are considered a component of the discount of the our senior secured credit facility under the Amended Credit Agreement.

Proceeds from sale-leaseback financing transaction – Represents the portion of the sale of building that did not qualify for sale-leaseback accounting.

Payment of financing lease obligation – Represents the amortization related to the portion of the sale of building that did not qualify for sale-leaseback accounting.

Repayment on account receivable financing facility – As part of the Pace acquisition, we assumed an accounts receivable securitization program. This represents the repayment of the secured borrowings.

Repurchase of shares – Represents the cash used to buy back the Company’s ordinary shares.

Excess income tax benefits from stock-based compensation plans – Represents the cash that otherwise would have been paid for income taxes if increases in the value of equity instruments also had not been deductible in determining taxable income.

Repurchase of shares to satisfy employee minimum tax withholdings – Represents the shares withheld, or in 2016, cancelled for cash, to satisfy the employee minimum tax withholding when restricted stock units vest.

Proceeds from issuance of shares – Represents cash proceeds related to the exercise of employee stock options, offset by expenses paid related to issuance of shares.

Contribution from noncontrolling interest – Represents the equity investment contributions by the noncontrolling interest in A-C Venture.

Interest Rates

As described above, all indebtedness under our senior secured credit facilities bears interest at variable rates based on LIBOR plus an applicable spread. We entered into interest rate swap arrangements to convert a notional amount of $ 1,025 million of our variable rate debt based on one-month LIBOR to a fixed rate. The objective of these swaps is to manage the variability of cash flows in the interest payments related to the portion of the variable rate debt designated as being hedged.

Foreign Currency

A significant portion of our products are manufactured or assembled in Brazil, China, Mexico and Taiwan, and we have research and development centers in China, England, France, India, Ireland, Northern Ireland and Sweden. Our sales into international markets have been and are expected in the future to be an important part of our business. These foreign operations are subject to the usual risks inherent in conducting business abroad, including risks with respect to currency exchange rates, economic and political destabilization, restrictive actions and taxation by foreign governments, nationalization, the laws and policies of the United States affecting trade, foreign investment and loans, and foreign tax laws.

We have certain international customers who are billed in their local currency and certain international operations that procure in U.S. dollars. We also have certain predicable expenditures for international operations in local currency. Additionally, certain intercompany transactions are denominated in foreign currencies and subject to revaluation. As part of the Pace plc acquisition, we paid the former Pace shareholders 132.5 pence per share in cash consideration, which is approximately 434.3 million British pounds, in the aggregate, as of January 4, 2016. These contracts were settled upon the close of the Pace acquisition in January 2016. We use a hedging strategy and enter into forward or currency option contracts based on a percentage of expected foreign currency revenues and expenses. The percentage can vary, based on the predictability of the exposures denominated in the foreign currency.

Financial Instruments

In the ordinary course of business, we, from time to time, will enter into financing arrangements with customers. These financial arrangements include letters of credit, commitments to extend credit and guarantees. These agreements could include the granting of extended payment terms that result in longer collection periods for accounts receivable and slower cash inflows from operations and/or could result in the deferral of revenue.

We execute letters of credit and bank guarantees in favor of certain landlords and vendors to guarantee performance on contracts. Certain financial instruments require cash collateral, and these amounts are reported in Other Assets on the Consolidated Balance Sheets. As of June 30, 2016 and December 31, 2015, we had approximately $1.6 million and $0.8 million outstanding of restricted cash, respectively.

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

We hold cost method investments in private companies. These investments are recorded at $13.0 million and $16.6 million as of June 30, 2016 and December 31, 2015, respectively. See Note 6 of Notes to the Consolidated Financial Statements for disclosures related to the fair value of our investments.

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

Capital Expenditures

Capital expenditures are made at a level designed to support the strategic and operating needs of the business. ARRIS’s capital expenditures were $23.8 million in the first six months of 2016 as compared to $24.3 million in the first six months of 2015. Management expects to invest approximately $50 million in capital expenditures for the fiscal year 2016.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in our Form 10-K for the year ended December 31, 2015, as filed with the SEC. The critical accounting policy below supplements the items that we disclosed as our critical accounting policies and estimates in our Annual Report on Form 10-K for our fiscal year ended December 31, 2015.

Critical Accounting Policies:

Warrants

The final measurement date for warrants that contain performance criteria, which is contingent upon achievement of aggregate purchase levels and product mix, is the date on which the warrants vest. Prior to the final measurement, when achievement of the performance criteria has been deemed probable, the estimated fair value of warrants are recorded as a reduction to net sales based on the projected number of warrants expected to vest, the proportion of purchases by the customer within the period relative to the aggregate purchase levels required for the warrants to vest and the then-current fair value of the related warrants. To the extent that our projections change in the future as to the number of warrants that will vest, as well as changes in the fair market value of the warrants, a cumulative catch-up adjustment is recorded in the period in which our estimates change.

The fair value of warrants is determined utilizing the Black-Scholes option pricing model. The assumptions utilized in the Black-Scholes model include the risk-free interest rate, expected volatility, and expected life in years. The risk-free interest rate over the expected life is equal to the prevailing U.S. Treasury note rate over the same period. Expected volatility is determined utilizing historical volatility over a period of time equal to the expected life of the warrant. Expected life is equal to the remaining contractual term of the warrant. The dividend yield is assumed to be zero since we have not historically declared dividends and do not have any plans to declare dividends in the future.

For illustrative purposes only, using a hypothetical 3.0 million warrants (maximum available warrants to be issued in 2016) and Black Scholes fair market value of a warrant at $10 per share, would result in a $30.0 million revenue adjustment for 2016.

Forward-Looking Statements

Certain information and statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report, including statements using terms such as “may,” “expect,” “anticipate,” “intend,” “estimate,” “believe,” “plan,” “continue,” “could be,” or similar variations or the negative thereof, constitute forward-looking statements with respect to the financial condition, results of operations, and business of ARRIS, including statements that are based on current expectations, estimates, forecasts, and projections about the markets in which we operate and management’s beliefs and assumptions regarding these markets. These and any other statements in this document that are not statements about historical facts are “forward-looking statements.” We caution investors that forward-looking statements made by us are not guarantees of future performance and that a variety of factors could cause our actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. Important factors that could cause results or events to differ from current expectations are described in the risk factors set forth in Item 1A, Part II, “Risk Factors.” These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. In providing forward-looking statements, ARRIS expressly disclaims any obligation to update publicly or otherwise these statements, whether as a result of new information, future events or otherwise except to the extent required by law.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLSOURES ABOUT MARKET RISK

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

(b) Changes in Internal Control over Financial Reporting. Our principal executive officer and principal financial officer evaluated the changes in our internal control over financial reporting that occurred during the most recent fiscal quarter. Except as described below, based on that evaluation, our principal executive officer and principal financial officer concluded, that there had been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During the quarter ended March 31, 2016, we acquired Pace and are in the process of integrating the acquired business into our overall internal control over financial reporting process. We expect to exclude portions of Pace from the assessment of internal control over financial reporting as of December 31, 2016.

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

In re Altibox, On June 26, 2016, Altibox sent a claim letter against Pace Ltd (now ARRIS Global Ltd) for gross negligence in performance under its contract with Pace. The complaint requests monetary damages allegedly compensating losses to Altibox in excess of the contractual damages limitations. To date, no claim has been officially filed, and it is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS Global Ltd. may be required to pay damages under Norwegian law.

Anza Technology v. ARRIS, C.A. 16-cv-01261, Southern District of California. On May 26, 2016, Anza Technology filed suit against ARRIS for infringement of two U.S. patents purportedly related to flip-chip bonding technology. The complaint requests unspecified damages for infringement. To date, no evidence of infringement or damages has been introduced. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to pay damages for utilizing certain technology.

AT&T v. Cox, C.A. 14-cv-01106, District of Delaware. On August 28, 2014, AT&T sued Cox for infringement of eight U.S. patents. Cox has requested that we provide indemnification. The complaint requests unspecified damages for past and future infringement. To date, no evidence of damages has been introduced. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify the MSOs and/or pay damages for utilizing certain technology.

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

C-Cation v. ARRIS et al., C.A. 14-cv-00059, Eastern District of Texas; C-Cation v. Atlantic Broadband et al., C.A. 15-cv-00295, District of Delaware. On February 4, 2014, C-Cation filed suit against TWC, ARRIS, Cisco and Casa alleging infringement of U.S. Patent No. 5,563,883 relating to channel management. On April 7, 2015, C-Cation filed an additional suit against several remaining MSOs alleging infringement of the same patent. Certain of our customers have requested that we provide indemnification. An Inter Partes Review request filed by ARRIS on the claims asserted in the litigation has been instituted and a hearing on the case was held on April 26, 2016. The Patent Trial and Appeal Board (PTAB) rendered a final written decision on July 28, 2016 ruling all of the asserted claims invalid. We expect an appeal of the PTAB decision, but believe that the decision will be upheld. While we believe the likelihood of an unfavorable outcome is remote, in the event of an unfavorable outcome, ARRIS may be required to pay damages for utilizing certain technology.

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

Dragon Intellectual Property v. MSOs, C.A. 13-cv-02069; 13-cv-02063, etc., District of Delaware (RGA). On December 20, 2013, Dragon IP filed suit against several MSOs alleging infringement of US Patent No. 5,930,444. Certain of our customers have requested that we provide indemnification. Claim construction obviated the plaintiff’s assertions against ARRIS products. A Petition for Inter Partes Review of the asserted patent resulted in all instituted claims being ruled to be invalid. The patent owner is appealing that ruling. The complaint requests unspecified damages for infringement and injunction against future infringement. To date, no evidence of infringement or damages has been introduced. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify the MSOs and/or pay damages for utilizing certain technology.

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

In the Matter of Certain Semiconductor Devices, Semiconductor Device Packages, and Products Containing Same, 337-TA-1010, International Trade Commission. On May 23, 2016, Tessera filed a request to institute an investigation with the International Trade Commission (ITC) into whether Broadcom semiconductor devices infringe several patents purportedly controlled by Tessera. ARRIS has been named a party to the investigation as a potential importer of devices including the allegedly infringing components. On June 20, 2016, the ITC instituted the investigation. To date, no evidence of infringement or damages has been introduced. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to cease importing certain Broadcom technology in products sold to its customers.

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

Our effective tax rate, which generally is expected to decrease as a result of the Pace transaction, is also subject to a variety of other factors, many of which are beyond our ability to control, such as changes in the rate of economic growth in jurisdictions in which the combined business operates, the financial performance of the combined business in various jurisdictions, currency exchange rate fluctuations, and significant changes in trade, monetary or fiscal policies, including changes in interest rates, and changes in U.S. tax laws, UK tax laws and the tax laws of the other jurisdictions in which we do business. The impact of these factors, individually and in the aggregate, is difficult to predict, in part because the occurrence of the events or circumstances described in such factors may be interrelated, and the impact to the combined company of the occurrence of any one of these events or circumstances could be compounded or, alternatively, reduced, offset, or more than offset, by the occurrence of one or more of the other events or circumstances described in such factors.

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

The broadcast and broadband communication systems industry has historically experienced, and continues to experience, the consolidation of many industry participants. For example, Charter Communications, Inc. recently completed its acquisition of Time Warner Cable, AT&T recently completed its acquisition of DIRECTV, Verizon Communications Inc. sold certain wireline businesses to Frontier Communications Corp., and Altice recently completed its acquisition of Suddenlink and has announced its intention to acquire Cablevision. When consolidations occur, it is possible that the acquirer will not continue using the same suppliers, possibly resulting in an immediate or future elimination of sales opportunities for us. Even if sales are not reduced, consolidations also could result in delays in purchasing decisions by the affected companies prior to completion of the transaction. Further, even if we believe we will receive additional sales from a customer following a transaction as a result of typical network upgrades that following combinations or otherwise, no assurance can be provided that such anticipated sales will be realized. In addition, consolidations can also result in increased pressure from customers for lower prices or better terms, reflecting the increase in the total volume of products purchased or the elimination of a price differential between the acquiring customer and the company acquired. Any of these results could have a material adverse effect on our business.

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

As of June 30, 2016, we had approximately $2,274.3 million in total indebtedness and $497.9 million available under our revolving line of credit to support our working capital needs. Our debt service obligations with respect to this indebtedness could have an adverse impact on our earnings and cash flows for as long as the indebtedness is outstanding.

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

We also have outstanding warrants with a customer to purchase our ordinary shares. Vesting of the warrants is subject to both the volume of purchases by the customer and product mix. Under applicable accounting guidance, if we believe that vesting of a tranche of the warrants is probable, we are required to mark-to-market the fair value of the warrant until it vests and any increase in the fair value is treated as a reduction in revenues from sales to the customer. The amount of the reduction in revenues that will be recorded is difficult to predict as both sales to the customer and changes in our stock price impact the calculation and are outside of management’s control. As a result the warrants could increase our revenue volatility.

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

Additionally, on April 4, 2016, the U.S. Treasury issued proposed and temporary Regulations under Section 7874 and other sections of the Code, which among other things, make it more difficult for the Ownership Test to be satisfied, and would limit or eliminate certain tax benefits to so-called inverted corporations. These temporary Regulations generally apply to transactions occurring on or after April 4, 2016. Accordingly, with respect to the Combination, as it occurred prior to that date, we do not expect these temporary Regulations to adversely affect the tax status of ARRIS. However, these Regulations, among other things, may affect how, or limit options for how, ARRIS will be able to structure future acquisitions. We continue to monitor this situation, we will review any comments on these proposed Regulations that are made public, we will review the final Regulations when issued, and we will review any additional guidance issued by the U.S. Treasury and the IRS. Any such future guidance could have a material adverse impact on our financial position and results of operations.

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

Changes to, interpretations of, and rulings related to, U.S. and non-U.S. tax laws could adversely affect ARRIS.

Our business operations are subject to taxation in the U.S. and a number of non-U.S. jurisdictions. Changes in tax laws or tax rulings, or changes in interpretations of existing laws, could materially affect our financial position and results from operations. The U.S. Congress, the Organization for Economic Co-operation and Development and other government agencies in jurisdictions where ARRIS and its affiliates do business have had an extended focus on issues related to the taxation of multinational corporations. One example is in the area of “base erosion and profit shifting,” including situations where payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. Another example involves “illegal state aid” as determined by the EU Competition Commission, which would require EU member states to recover unlawful aid given to multinational enterprises in the form of favorable transfer pricing treatment. As a result, the tax laws, and the interpretation thereof, in the United States, the United Kingdom and other countries in which ARRIS and its affiliates do business could change on a prospective or retroactive basis, and any such changes could adversely affect ARRIS and its affiliates. Further, the IRS or other applicable taxing authorities may disagree with positions we have taken in our tax filings, which could result in the requirement to pay additional tax, interest and penalties, which amounts could be significant.

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

Consequences of the UK’s referendum in favor of leaving the European Union could materially adversely affect our business.

On June 23, 2016, the UK voted in a national referendum to withdraw from the European Union. As a result of the vote, there has been significant uncertainty and instability in financial and trade markets, including the currency markets. The result of the referendum does not legally obligate the UK to exit the European Union and it is not yet known whether, when or on what terms the UK will terminate its membership of the European Union. If the UK government delivers formal notice of its intention to withdraw from the European Union, it would have up to two years to negotiate the terms of its exit, unless all the remaining member states of the European Union agreed to an extension. Given the lack of precedent, it is unclear how a potential withdrawal of the UK from the European Union would affect the UK’s access to the EU Single Market and other important financial and trade relationships and how it would affect us. A withdrawal could, among other outcomes, disrupt the free movement of goods, services and people between the UK and the European Union, undermine bilateral cooperation in key policy areas and significantly disrupt trade between the UK and the European Union. Under current European Union rules, following a withdrawal the UK would not be able to negotiate bilateral trade agreements with member states of the European Union. In addition, a withdrawal of the UK from the European Union could significantly affect the fiscal, monetary, legal and regulatory landscape within the UK and could have a material impact on its economy and the future growth of its various industries, including the broadcast and broadband communication systems industry in which we operate. Although it is not possible to predict fully the effects of a withdrawal of the UK from the European Union, the possible exit of the UK from the European Union or prolonged periods of uncertainty in relation to it could have a material adverse effect on our business and our results of operations.

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

For the six months ended June 30, 2016, sales to our three largest customers (including their affiliates, as applicable) accounted for approximately 51% of our total revenue. While we will have less customer concentration in the aggregate as a result of the Pace acquisition, sales to some customers are expected to significantly increase. The loss of any of our large customers, or a significant reduction in the products or services provided to any of them would have a material adverse impact on our business. For many of these customers, we also are one of their largest suppliers. As a result, if from time-to-time customers elect to purchase products from our competitors in order to diversify their supplier base and to dual-source key products or to curtail purchasing due to budgetary or market conditions, such decisions could have material consequences to our business. In addition, because of the magnitude of our sales to these customers the terms and timing of our sales are heavily negotiated, and even minor changes can have a significant impact upon our business.

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

Our financial statements reflect substantial goodwill and intangible assets, approximately $2,089.8 million and $1,902.9 million, respectively, as of June 30, 2016, that was recognized in connection with prior acquisitions and we expect to record significant additional goodwill and intangible assets as a result of the Pace acquisition.

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

For the six months ended June 30, 2016, approximately 26% of our sales were made outside of the United States. In addition, a significant portion of our products are manufactured or assembled in China, Mexico and Taiwan. As a result, we are exposed to risk of international operations, including:

•	fluctuations in currency exchange rates;
•	inflexible employee contracts or labor laws in the event of business downturns;
•	compliance with United States and foreign laws concerning trade and employment practices;
•	the challenges inherent in consistently maintaining compliance with the Foreign Corrupt Practice Act and similar laws in other jurisdictions;
•	the imposition of government controls;
•	difficulties in obtaining or complying with export license requirements;
•	labor unrest, including strikes, and difficulties in staffing;
•	security concerns;
•	economic boycott for doing business in certain countries;
•	coordinating communications among and managing international operations;
•	currency controls;
•	changes in tax and trade laws that increase our local costs;
•	exposure to heightened corruption risks; and
•	reduced protection for intellectual property rights.

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

We utilize distributors, value-added resellers, system integrators, and manufacturers’ representatives to sell our products to certain customers and in certain geographic regions to improve our access to these customers and regions and to lower our overall cost of sales and post-sales support. Our sales through channel partners are subject to a number of risks, including:

•	ability of our selected channel partners to effectively sell our products to end customers;
•	our ability to continue channel partner arrangements into the future since most are for a limited term and subject to mutual agreement to extend;

•	a reduction in gross margins realized on sale of our products; and
•	compliance by our channel partners with our policies and procedures as well as applicable laws; and
•	a diminution of contact with end customers which, over time, could adversely impact our ability to develop new products that meet customers’ evolving requirements.

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

Our ordinary shares currently are traded on The NASDAQ Global Select Market. The trading price of our shares has been and may continue to be subject to large fluctuations. Our stock price may increase or decrease in response to a number of events and factors including:

•	future announcements concerning us, key customers or competitors;
•	variations in operating results from period to period;
•	changes in financial estimates and recommendations by securities analysts;
•	developments with respect to technology or litigation;
•	the operating and stock price performance of our competitors; and
•	acquisitions and financings.

Fluctuations in the stock market, generally, also impact the volatility of our stock price. General stock market movements may adversely affect the price of our ordinary shares, regardless of our operating performance. Volatility in our stock price will also impact the fair value determination of our outstanding warrants with a customer. A significant increase in our stock price while we are required to mark-to-market the fair value of the outstanding warrant to a customer may increase the reduction in revenues we are required to record under the required accounting treatment for the warrant which could have a significant impact on our operating results.

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

As a UK incorporated company, we are subject to English law. An English public limited company is potentially subject to the protections afforded by the Takeover Code if, among other factors, a majority of its directors are resident within the UK, the Channel Islands or the Isle of Man. We do not believe that the Takeover Code applies to us, and, as a result, our articles of association include measures similar to what may be found in the charters of U.S. companies, including the power for our Board to allot shares where in the opinion of the Board it is necessary to do so in the context of an acquisition of 20% or more of the issued voting shares in specified circumstances (this power is subject to renewal by our shareholders at least every five years and will cease to be applicable if the Takeover Code is subsequently deemed by the Takeover Panel to be applicable to ARRIS). Further, it could be more difficult for us to obtain shareholder approval for a merger or negotiated transaction because the shareholder approval requirements for certain types of transactions differ, and in some cases are greater, under English law than under Delaware law. The provisions of our articles of association and English law may have an anti-takeover impact on us and our ordinary shares.

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

Item 5. OTHER INFORMATION

Modern Slavery

ARRIS is dedicated to conducting business in a lawful and ethical manner ensuring human rights are respected at all times. Consistent with its business values and corporate responsibility principles, ARRIS has implemented a number of business policies to ensure the safety and well-being of its employees and contractors. As a signatory to the Electronic Industry Citizenship Coalition (“EICC”) code of conduct, ARRIS requires that its suppliers conduct themselves in a lawful and ethical manner and maintain high standards. Aligning with the requirements of the Modern Slavery Act, ARRIS’s Supplier Code of Conduct requires that its suppliers not use forced, bonded or involuntary prison labour or child labour when producing products. To support the Supplier Code of Conduct, ARRIS audits its product supply chain to evaluate and address risks of human trafficking and slavery. Under the Company’s various supply contracts, ARRIS has the right to audit all suppliers for compliance with our Supplier Code of Conduct. ARRIS conducts annual employee training which covers human trafficking. This training emphasizes ARRIS’s requirement that suppliers comply with the ARRIS Supplier Code of Conduct.

Item 6. EXHIBITS

Exhibit No.	Description of Exhibit

3.1	Articles of Association of ARRIS International plc (as of May 11, 2016) (incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed on May 12, 2016)
4.1*	Warrant and Registration Rights Agreement dated June 29, 2016 (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed on July 5, 2016)
10.1	ARRIS International plc 2016 Stock Incentive Plan (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on May 12, 2016)
31.1	Section 302 Certification of Chief Executive Officer, filed herewith
31.2	Section 302 Certification of Chief Financial Officer, filed herewith
32.1	Section 906 Certification of Chief Executive Officer, filed herewith
32.2	Section 906 Certification of Chief Financial Officer, filed herewith
101.INS	XBRL Instant Document, filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document, filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document, filed herewith
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document, filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, filed herewith

*	Portions of this document were omitted and filed separately with the SEC pursuant to a request for confidential treatment in accordance with Rule 24b-2 of the Exchange Act.

SIGNATURES

Pursuant to the requirements the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARRIS INTERNATIONAL PLC

/s/ David B. Potts
David B. Potts
Executive Vice President, Chief Financial Officer and Chief Accounting Officer

Dated: August 8, 2016