Form 10-Q
period 2016-09-30
ARRIS International plc
filed 2016-11-07
CIK 1645494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

For the quarter ended September 30, 2016

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

As of October 31, 2016, 189,684,048 shares of ARRIS International plc’s Ordinary Shares were outstanding.

ARRIS INTERNATIONAL PLC.

FORM 10-Q

For the Three and Nine Months Ended September 30, 2016

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARRIS INTERNATIONAL PLC

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data) (unaudited)

	September 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$1,031,978	$863,582
Short-term investments, at fair value	67,567	15,470

Total cash, cash equivalents and short-term investments	1,099,545	879,052
Accounts receivable (net of allowances for doubtful accounts of $13,472 in 2016 and $9,975 in 2015)	1,104,596	651,893
Other receivables	45,456	12,233
Inventories (net of reserves of $67,950 in 2016 and $57,026 in 2015)	598,105	401,592
Prepaid income taxes	30,123	25,624
Prepaids	30,992	19,319
Other current assets	140,895	120,490

Total current assets	3,049,712	2,110,203
Property, plant and equipment (net of accumulated depreciation of $338,370 in 2016 and $304,532 in 2015)	352,380	312,311
Goodwill	2,083,567	1,013,963
Intangible assets (net of accumulated amortization of $1,152,660 in 2016 and $850,873 in 2015)	1,772,243	810,448
Investments	80,914	69,542
Noncurrent deferred income taxes	269,011	185,439
Other assets	43,989	21,610

	$7,651,816	$4,523,516

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,010,152	$514,877
Accrued compensation, benefits and related taxes	123,448	111,389
Accrued warranty	56,795	27,630
Deferred revenue	160,899	137,606
Current portion of long-term debt and financing lease obligations	82,762	43,591
Income taxes payable	1,434	8,368
Other accrued liabilities	317,638	169,169

Total current liabilities	1,753,128	1,012,630
Long-term debt and financing lease obligations, net of current portion	2,200,642	1,496,243
Accrued pension	51,878	64,052
Noncurrent income taxes	109,955	42,197
Noncurrent deferred income taxes	337,582	503
Other noncurrent liabilities	138,227	66,930

Total liabilities	4,591,412	2,682,555

Stockholders’ equity:
Common stock, par value $0.01 per share, 320.0 million shares authorized; 147.5 million shares issued and outstanding in 2015	–	1,790
Ordinary shares, nominal value £0.01 per share, 189.7 million shares issued and outstanding in 2016	2,825	–
Capital in excess of par value	3,259,143	1,777,276
Treasury stock at cost, 35.1 million in 2015	–	(331,329)
Retained earnings (deficit)	(220,296)	358,823
Accumulated other comprehensive loss	(21,410)	(12,646)

Total ARRIS International plc stockholders’ equity	3,020,262	1,793,914
Stockholders’ equity attributable to noncontrolling interest	40,142	47,047

Total stockholders’ equity	3,060,404	1,840,961

Total liabilities and stockholders’ equity	$7,651,816	$4,523,516

See accompanying notes to the consolidated financial statements.

ARRIS INTERNATIONAL PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales	$1,725,145	$1,221,416	$5,069,895	$3,696,650
Cost of sales	1,282,295	862,083	3,798,278	2,636,400

Gross margin	442,850	359,333	1,271,617	1,060,250
Operating expenses:
Selling, general and administrative expenses	112,883	101,685	338,593	309,219
Research and development expenses	138,781	132,204	452,508	400,932
Amortization of intangible assets	89,042	57,132	297,417	171,062
Integration, acquisition, restructuring and other costs	10,831	7,531	144,888	20,996

Total operating expenses	351,537	298,552	1,233,406	902,209

Operating income	91,313	60,781	38,211	158,041
Other expense (income):
Interest expense	20,104	14,749	58,832	56,570
Loss on investments	5,058	3,446	13,406	6,565
Interest income	(804)	(513)	(2,772)	(1,792)
Loss on foreign currency	5,729	10,843	8,169	4,204
Other expense (income), net	6,723	(2,827)	11,592	5,170

Income (loss) before income taxes	54,503	35,083	(51,016)	87,324
Income tax expense	8,851	11,737	26,069	29,710

Consolidated net income (loss)	45,652	23,346	(77,085)	57,614
Net loss attributable to noncontrolling interest	(2,510)	(2,911)	(6,902)	(4,526)

Net income (loss) attributable to ARRIS International plc.	$48,162	$26,257	$(70,183)	$62,140

Net income (loss) per common share(1):
Basic	$0.25	$0.18	$(0.37)	$0.43

Diluted	$0.25	$0.18	$(0.37)	$0.42

Weighted average common shares:
Basic	190,515	146,781	190,888	146,146

Diluted	191,508	149,313	190,888	149,196

(1)	Calculated based on net income (loss) attributable to shareowners of ARRIS International plc

See accompanying notes to the consolidated financial statements.

ARRIS INTERNATIONAL PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Consolidated net income (loss)	$45,652	$23,346	$(77,085)	$57,614
Available-for-sale securities:
Unrealized gain (loss) on available-for-sale securities, net of taxes of $(45)and $84 for the three months ended September 30, 2016 and 2015, and $(21) and $16 for the nine months ended September 30, 2016 and 2015 respectively	40	(144)	32	(28)
Reclassification adjustments recognized in net income, net of taxes of $0 and $8 for the three months ended September 30, 2016 and 2015, and $(4) and $55 for the nine months ended September 30, 2016 and 2015 respectively	(1)	(14)	6	(93)

Net change in available-for-sale securities	39	(158)	38	(121)

Derivative instruments:
Unrealized gain (loss) on derivative instruments, net of taxes of $(1,337) and $4,621 for the three months ended September 30, 2016 and 2015, and $6,196 and $6,835 for the nine months ended September 30, 2016 and 2015, respectively	4,344	(7,883)	(12,560)	(11,670)
Reclassification adjustments recognized in net income (loss), net of taxes of $(470) and $(704) for the three months ended September 30, 2016 and 2015, and $(1,875) and $(2,063) for the nine months ended September 30, 2016 and 2015, respectively	1,528	1,202	3,803	3,522

Net change in derivative instruments	5,872	(6,681)	(8,757)	(8,148)

Pension liabilities:
Reclassification adjustments recognized in net income	(151)	(3)	(2,177)	80

Net change in pension liability	(151)	(3)	(2,177)	80

Cumulative translation adjustments	1,803	(729)	2,132	(1,000)

Other comprehensive income (loss), net of tax	7,563	(7,571)	(8,764)	(9,189)

Comprehensive income (loss)	53,215	15,775	(85,849)	48,425

Comprehensive loss attributable to noncontrolling interest	(2,513)	(2,916)	(6,905)	(4,546)

Comprehensive income (loss) attributable to ARRIS International plc	$55,728	$18,691	$(78,944)	$52,971

See accompanying notes to the condensed consolidated financial statements.

ARRIS INTERNATIONAL PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating activities:
Consolidated net (loss) income	$(77,085)	$57,614
Depreciation	68,813	54,243
Amortization of intangible assets	301,828	173,984
Stock compensation expense	44,052	46,556
Deferred income tax (benefit) provision	(94,818)	14,970
Amortization of deferred financing fees and debt discount	5,790	7,975
Impairment of intangibles	2,200	–
Provision for non-cash warrants	13,894	–
Provision for doubtful accounts	1,140	2,253
Loss on investments	13,406	6,565
Loss on disposal of property, plant & equipment and other	4,878	6,058
Excess income tax benefits from stock-based compensation plans	(3,560)	(354)
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(1,889)	(50,221)
Other receivables	(3,780)	1,956
Inventories	231,129	27,371
Accounts payable and accrued liabilities	(247,945)	6,128
Prepaids and other, net	69,143	(138,611)

Net cash provided by operating activities	327,196	216,487

Investing activities:
Purchases of property, plant and equipment	(40,646)	(37,698)
Purchases of investments	(69,855)	(39,614)
Sales of investments	3,326	61,425
Purchase of intangible assets	(3,310)	(37,340)
Proceeds from sale-leaseback transaction	–	24,960
Acquisitions, net of cash acquired	(340,118)	(97,905)
Other, net	3,507	2,971

Net cash used in investing activities	(447,096)	(123,201)
Financing activities:
Excess income tax benefits from stock-based compensation plans	3,560	354
Repurchase of shares to satisfy employee minimum tax withholdings	(17,762)	(32,452)
Proceeds from issuance of shares, net	4,315	8,016
Proceeds from issuance of debt	800,000	–
Payment of debt obligations	(297,375)	(41,125)
Payment of account receivable financing facility	(23,546)	–
Payment of financing lease obligation	(557)	(264)
Proceeds from sale-leaseback financing transaction	–	58,729
Payment for deferred financing fees and debt discount	(2,304)	(8,239)
Repurchase of shares	(178,035)	(24,999)
Contribution from noncontrolling interest	–	54,250

Net cash provided by financing activities	288,296	14,270

Net increase in cash and cash equivalents	168,396	107,556
Cash and cash equivalents at beginning of period	863,582	565,790

Cash and cash equivalents at end of period	$1,031,978	$673,346

Supplemental cash flow information:
Non-cash investing and financing activities
Debt assumed in acquisitions	$263,795	$15,000

See accompanying notes to the condensed consolidated financial statements.

ARRIS INTERNATIONAL PLC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Organization and Basis of Presentation

On January 4, 2016, ARRIS Group, Inc. (“ARRIS Group”) completed its combination (the “Combination”) with Pace plc, a company incorporated in England and Wales (“Pace”). In connection with the Combination, (i) ARRIS International plc (the “Registrant”), a company incorporated in England and Wales, acquired all of the outstanding ordinary shares of Pace (the “Pace Acquisition”) and (ii) a wholly-owned subsidiary of the Registrant was merged with and into ARRIS Group (the “Merger”), with ARRIS Group surviving the Merger as an indirect wholly-owned subsidiary of the Registrant. Under the terms of the Combination, (a) Pace shareholders received 132.5 pence in cash and 0.1455 ordinary shares of the Registrant for each Pace share they held, and (b) ARRIS Group stockholders received one ordinary share of the Registrant for each share of ARRIS Group common stock they held. Equity incentive and compensation plans were assumed by the Registrant and amended to provide that those plans will now provide for the award and issuance of ordinary shares instead of shares of common stock of ARRIS Group on a one-for-one basis. Shares of treasury stock of ARRIS Group were cancelled in the Combination. Following the Combination, ARRIS Group became an indirect wholly-owned subsidiary of the Registrant and Pace became a direct wholly-owned subsidiary of the Registrant and was subsequently renamed ARRIS Global Limited. The ordinary shares of the Registrant trade on the NASDAQ under the symbol “ARRS.”

The Registrant is deemed to be the successor to ARRIS Group pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the ordinary shares of the Registrant are deemed to be registered under Section 12(b) of the Exchange Act.

ARRIS International plc (together with its consolidated subsidiaries and consolidated venture, except as the context otherwise indicates, “ARRIS” or the “Company”) is a global media entertainment and data communications solutions provider, headquartered in Suwanee, Georgia. The Company operates in two business segments, Customer Premises Equipment (“CPE”) and Network & Cloud (“N&C”) (See Note 14 Segment Information of Notes to the Consolidated Financial Statements for additional details), specializing in enabling service providers including cable, telephone, and digital broadcast satellite operators and media programmers to deliver media, voice, and IP data services to their subscribers. ARRIS is a leader in set-tops, digital video and Internet Protocol Television distribution systems, broadband access infrastructure platforms, and associated data and voice Customer Premises Equipment. The Company’s solutions are complemented by a broad array of services including technical support, repair and refurbishment, and systems design and integration.

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

Accounting standards issued but not yet effective — In May 2014, the FASB issued an accounting standard update, Revenue from Contracts with Customers. The standard requires an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB delayed the effective date of this standard by one year to reporting periods beginning after December 15, 2017, but permit companies the option to adopt the standard one year earlier (that is, as of the original effective date). On March 30, 2016, the FASB issued updated guidance “Revenue from Contracts with Customers (Principal versus Agent Considerations),” to clarify the implementation guidance on principal versus agent considerations. On April 14, 2016, the FASB issued updated guidance, “Revenue from Contracts with Customers (Identifying Performance Obligations and Licensing),” to clarify the implementation guidance on identifying performance obligations and licensing. On May 9, 2016, the FASB issued updated guidance, “Revenue from Contracts with Customers (Narrow-Scope Improvements and Practical Expedients),” to clarify the implementation guidance on assessing collectability, presentation of sales taxes, noncash consideration and completed contracts and contract modifications at transition. The standard can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. The Company has been assessing its systems and processes in preparation for this change in standard. The Company is currently assessing the potential impact of this update on its consolidated financial statements.

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

In March 2016, the FASB issued new guidance which makes several modifications to Accounting for share-based payments related to the accounting for forfeitures, employer tax withholding, the financial statement presentation of excess tax benefits or deficiencies, and the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted. The Company is currently assessing how the adoption of this standard will impact our Consolidated Financial Statements.

In August 2016, the FASB issued amended guidance on the classification of certain cash receipts and payments in the statement of cash flows. The primary purpose of the amended guidance is to reduce the diversity in practice that has resulted from the lack of consistent principles on this topic. The amended guidance adds or clarifies guidance on eight cash flow issues, including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or certain other debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. The guidance is effective for the Company beginning January 1, 2018 for both interim and annual reporting periods, with early adoption permitted. Entities must apply the guidance retrospectively to all periods presented but may apply it prospectively from the earliest date practicable if retrospective application would be impracticable. The Company is currently assessing the potential impact of the adoption of this guidance on our Consolidated Financial Statements.

In October 2016, the FASB issued new guidance for intra-entity transfer of assets other than inventory that would require companies to immediately recognize income tax effects of intercompany transactions in their income statements, eliminating the current exception that allows companies to defer the income tax effects of certain intercompany transactions. The new guidance will be effective for public business entities in fiscal years beginning after December 15, 2017. Early adoption is only permitted as of the beginning of an annual reporting period. The Company is currently assessing the potential impact of this standard on its consolidated financial statements.

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

The estimated goodwill of $1,066.2 million arising from the acquisition is attributable to the workforce of the acquired business, strategic opportunities and synergies that are expected to arise from the acquisition of Pace. Goodwill has been preliminarily assigned to our reporting units as of September 30, 2016. The Company will finalize the allocations in the fourth quarter of 2016, prior to the close of the measurement period. Goodwill is not expected to be deductible for income tax purposes.

The following table summarizes the fair value of consideration transferred for Pace (in thousands):

Cash Consideration (1)	$638,789
Stock Consideration (2)	1,434,690
Non-cash Consideration (3)	323

Total consideration transferred	$2,073,802

(1)	Cash consideration represents the cash payment of 132.5 pence (converted to $1.95 at an exchange rate of 1.4707 as of January 4, 2016) for each of Pace’s shares and equity awards outstanding.
(2)	Stock consideration represents the conversion of each of Pace’s shares and equity awards outstanding at a conversion rate of 0.1455 with a value of $30.08 at January 4, 2016, which represents the opening price of the Company’s shares at the date of Combination.
(3)	Non-cash consideration represents $0.3 million settlement of preexisting payables and receivables between Pace and ARRIS.

The following is a summary of the preliminary estimated fair values of the net assets acquired (in thousands):

	Amounts Recognized as of Acquisition Date (a)	Adjustments	Amounts Recognized as of Acquisition Date (as adjusted)
Total estimated consideration transferred	$2,073,802	$—	$2,073,802
Cash and cash equivalents	298,671	—	298,671
Accounts and other receivables	481,176	—	481,176
Inventories	426,871	771	427,642
Prepaids	38,197	108	38,305
Other current assets	53,618	(516)	53,102
Property, plant & equipment	71,816	1,081	72,897
Intangible assets	1,324,800	(64,440)	1,260,360
Noncurrent deferred income tax assets	74,171	(5,876)	68,295
Other assets	7,112	(7)	7,105
Accounts payable and other current liabilities	(800,538)	7,896	(792,642)
Deferred revenue	(4,805)	—	(4,805)
Short-term borrowings	(263,795)	—	(263,795)
Other accrued liabilities	(122,919)	(14,759)	(137,678)
Noncurrent deferred income tax liabilities	(465,166)	46,342	(418,824)
Other noncurrent liabilities	(99,422)	17,171	(82,251)

Net assets acquired	1,019,787	(12,229)	1,007,558

Goodwill	$1,054,015	$12,229	$1,066,244

(a)	As previously reported as of March 31, 2016

As a result of measurement period changes for intangible assets, the impact to previously recorded amortization for the first and second quarters of 2016 was an increase of $4.6 million and a decrease of $8.4 million, respectively. Additionally, we recorded a decrease to the provisional fair value of warranty obligations, resulting in a decrease of previously recorded warranty expense of approximately $0.7 million for the first and second quarter of 2016, respectively. These adjustments have been recorded prospectively in the third quarter of 2016.

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

The $1,260.4 million of acquired intangible assets are as follows (in thousands):

	Estimated Fair value	Estimated Weighted Average Life (years)
Customer contracts and relationships	$635,200	9.8
Technology and patents	539,960	6.0
In-process research and development	6,400	indefinite
Trademarks and tradenames	62,400	3.0
Backlog	16,400	0.5

Total estimated preliminary fair value of intangible assets	$1,260,360

The fair value of trade accounts receivable is $452.3 million with the gross contractual amount being $454.3 million. The Company expects $2.0 million to be uncollectible.

The Company incurred acquisition related (adjustment) costs of $(0.2) million and $28.8 million during the three and nine months ended September 30, 2016, respectively. This amount was expensed by the Company as incurred and is included in the Consolidated Statement of Operations in the line item titled “Integration, acquisition and restructuring costs”. The Company also assumed $240.2 million of debt in conjunction with the Combination, and this debt was subsequently repaid in January 2016.

With regard to revenue and earnings of Pace since the acquisition date, as of the third quarter of 2016 the Company has made significant progress in integrating the acquired Pace operations and have undergone a business transformation which impacts the ability to provide separate reporting for Pace. As a result, the Company believes that disclosure related to amounts of revenues and earnings of Pace since the acquisition date is now impractical.

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

Unaudited pro forma net income (loss) for the three and nine months ended September 30, 2016 and 2015 was adjusted to include (exclude) certain acquisition-related nonrecurring adjustments, including income tax related to stock transfer, retention bonus, executive severances, acceleration of restricted stock, acquisition related costs, and fair value adjustments to acquisition date inventory, deferred revenue and deferred costs. These adjustments in the aggregate were ($0.2) million and ($6.5) million for the three months ended September 30, 2016 and 2015, respectively, and ($146.5) million and $193.0 million for the nine months ended September 30, 2016 and 2015, respectively. These additional adjustments exclude the income tax impact.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015

Net sales	$1,725,145	$1,713,789	$5,069,895	$5,251,873

Net income (loss) attributable to ARRIS International plc	48,291	6,276	49,810	(86,593)

Net income (loss) per share (1)
Basic	$0.25	$0.03	$0.26	$(0.44)
Diluted	$0.25	$0.03	$0.26	$(0.44)

(1)	Calculated based on net income (loss) attributable to shareowners of ARRIS International plc.

These pro forma results are based on estimates and assumptions, which the Company believes are reasonable.

The operations of the acquired business were extensive and complex and the initial accounting for the business combination is incomplete at the end of the reporting period. Provisional amounts are reported for those items which are incomplete. At the time the financial statements were issued, the Company had not received a final valuation report from the independent valuation expert for acquired property, plant and equipment and intangible assets. In addition, the Company is still gathering information about income taxes and deferred income tax assets and liabilities, warranty obligations and other accrued liabilities based on facts that existed as of the date of the acquisition. During the measurement period, the Company will adjust the provisional amounts recognized at the acquisition date to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date and ARRIS will record those adjustments to the financial statements. The Company will recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount are determined.

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

Note 4. Goodwill and Intangible Assets

Goodwill

As of September 30, 2016, the Company has preliminarily recorded incremental goodwill of $1,066.2 million related to the Pace acquisition. The Company is in the process of assigning the assets and liabilities acquired to each of its identified reporting units and as such, the determination of this incremental goodwill by reporting unit is incomplete as of September 30, 2016. The Company intends to finalize the assignment of the goodwill from the Pace acquisition during fiscal year 2016.

The changes in the carrying amount of goodwill for the year to date period ended September 30, 2016 are as follows (in thousands):

	CPE	Network & Cloud	Total
Goodwill	$682,582	$710,037	$1,392,619
Accumulated impairment losses	–	(378,656)	(378,656)

Balance as of December 31, 2015	$682,582	$331,381	$1,013,963
Changes in year 2016:
Goodwill acquired (preliminarily assigned)	762,552	303,692	1,066,244
Other	1,086	2,274	3,360

Balance as of September 30, 2016	$1,446,220	$637,347	$2,083,567

Intangibles

The gross carrying amount and accumulated amortization of the Company’s intangible assets as of September 30, 2016 and December 31, 2015 are as follows (in thousands):

	September 30, 2016			December 31, 2015
	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value
Definite-lived intangible assets :
Customer relationships	$1,565,412	$582,194	$983,218	$930,212	$468,414	$461,798
Developed technology, patents & licenses	1,249,519	517,849	731,670	704,137	361,719	342,418
Trademarks, trade and domain names	83,472	36,217	47,255	21,072	20,740	332
Backlog	16,400	16,400	–	–	–	–

Sub-total	$2,914,803	$1,152,660	$1,762,143	$1,655,421	$850,873	$804,548

Indefinite-lived intangible assets:
Trademarks	5,900	–	5,900	5,900	–	5,900
In-process R&D	4,200	–	4,200	–	–	–

Sub-total	10,100	–	10,100	5,900	–	5,900

Total	$2,924,903	$1,152,660	$1,772,243	$1,661,321	$850,873	$810,448

During the nine months ended September 30, 2016, in-process R&D of $2.2 million was written off related to projects for which development efforts were abandoned subsequent to the Pace acquisition.

Amortization expense is reported in the consolidated statements of operations within cost of goods sold and operating expenses. The following table presents the amortization of intangible assets (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of sales	$529	$201	$1,562	$390
Selling, general and administrative expenses	950	950	2,849	2,532
Amortization of intangible assets	89,042	57,132	297,417	171,062

Total	$90,521	$58,283	301,828	$173,984

The estimated total amortization expense for each of the next five fiscal years is as follows (in thousands):

2016 (for the remaining three months)	$93,728
2017	363,698
2018	313,136
2019	269,959
2020	261,010
Thereafter	460,612

Note 5. Investments

ARRIS’s investments consisted of the following (in thousands):

	As of September 30, 2016	As of December 31, 2015
Current Assets:
Available-for-sale securities	$67,567	$15,470
Noncurrent Assets:
Available-for-sale securities	14,475	4,036
Equity method investments	27,327	24,452
Cost method investments	11,287	16,646
Other investments	27,825	24,408

Total classified as non-current assets	80,914	69,542

Total	$148,481	$85,012

Available-for-sale securities – ARRIS’s investments in debt and marketable equity securities are categorized as available-for-sale and are carried at fair value. Realized gains and losses on available-for-sale securities are included in net income. Unrealized gains and losses on available-for-sale securities are included in the Consolidated Balance Sheets as a component of accumulated other comprehensive income (loss). Realized and unrealized gains and losses in total and by individual investment as of September 30, 2016 and December 31, 2015 were not material. The amortized cost basis of the Company’s investments approximates fair value.

The contractual maturities of the Company’s available-for-sale securities as of September 30, 2016 are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties (in thousands):

Within one year	$67,567
After one year through five years	10,010
After ten years	4,465

Total	$82,042

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

During the three and nine months ended September 30, 2016, ARRIS concluded that two private company investments had indicators of impairment that resulted in an other-than-temporary charge of $2.9 million and $7.9 million, respectively. For the year ended December 31, 2015, ARRIS concluded that one private company investment had indicators of impairment that resulted in an other-than-temporary impairment charge of $0.2 million. These charges are reflected Loss on Investments in the Consolidated Statements of Operations.

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

The following table presents the Company’s investment assets (excluding equity and cost method investments) and derivatives measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016
	Level 1	Level 2	Level 3	Total
Certificates of deposit	$–	$43,252	$–	$43,252
Corporate bonds	–	29,254	–	29,254
Short-term bond fund	5,071	–	–	5,071
Corporate obligations	–	3	–	3
Money markets	71	–	–	71
Mutual funds	132	–	–	132
Other investments	–	4,259	–	4,259
Interest rate derivatives – liability derivatives	–	(23,838)	–	(23,838)
Foreign currency contracts – asset position	–	1,122	–	1,122
Foreign currency contracts – liability position	–	(7,776)	–	(7,776)

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Certificates of deposit	$–	$4,208	$–	$4,208
Corporate bonds	–	6,257	–	6,257
Short-term bond fund	5,005	–	–	5,005
Corporate obligations	–	1	–	1
Money markets	209	–	–	209
Mutual funds	131	–		131
Other investments	–	3,695	–	3,695
Interest rate derivatives – liability derivatives	–	(10,759)	–	(10,759)
Foreign currency contracts – asset position	–	7,064	–	7,064
Foreign currency contracts – liability position	–	(24,371)	–	(24,371)

In addition to the financial instruments included in the above table, certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis in accordance with applicable authoritative guidance. This includes items such as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and nonfinancial long-lived asset groups measured at fair value for an impairment assessment. In general, nonfinancial assets including goodwill, other intangible assets and property and equipment are measured at fair value when there is an indication of impairment and are recorded at fair value only when any impairment is recognized. As of September 30, 2016, the Company had not recorded any impairment related to such assets and had no other material nonfinancial assets or liabilities requiring adjustments or write-downs to their current fair value.

The Company believes the face value of the debt as of September 30, 2016 approximated the fair value because of interest-bearing rates that are adjusted periodically, analysis of recent market conditions, prevailing interest rates, and other Company specific factors. The Company has classified the debt as a Level 2 item within the fair value hierarchy.

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

Cash Flow Hedges of Interest Rate Risk

In April 2013, ARRIS Group entered into senior secured credit facilities having variable interest rates with Bank of America, N.A. and various other institutions, which are comprised of (i) a “Term Loan A Facility” of $1.1 billion, (ii) a “Term Loan B Facility” of $825 million and (iii) a “Revolving Credit Facility” of $250 million. In June 2015, ARRIS Group amended and restated its existing credit agreement to improve the terms and conditions of the credit agreement, extend the maturities of certain loan facilities, increase the amount of the revolving credit facility, and add a new “Term Loan A-1 Facility” to fund the acquisition of Pace. As a result of exposure to interest rate movements, ARRIS Group entered into various interest rate swap arrangements, which effectively converted $625 million of its variable-rate debt based on one-month LIBOR to an aggregate fixed rate. The aggregated fixed rate changes as certain swaps mature and other swaps begin and could vary up by 50 basis points or down by 25 basis points based on future changes to the Company’s net leverage ratio. Based on the Company’s interest rates as of September 30, 2016, the aggregate fixed rate for swaps in effect and outstanding through December 29, 2017 is 3.15% per annum, and the aggregate fixed rate for swaps in effect and outstanding from December 29, 2017 through March 31, 2020 is 4.00% per annum. ARRIS Group has designated these swaps as cash flow hedges, and the objective of these hedges is to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged.

During the first nine months of 2016, ARRIS entered into nine $50 million interest rate swap arrangements as a result of the additional exposure from the new Term Loan A-1 Facility. These arrangements effectively converted $450 million of the Company’s variable-rate debt based on one-month LIBOR to an aggregate fixed rate of 2.73% per annum based on the Company’s interest rates as of September 30, 2016. This fixed rate could vary by up 50 basis points or down by 25 basis points based on future changes to the Company’s net leverage ratio. Each of these swaps matures on March 31, 2020. ARRIS has designated these swaps as cash flow hedges, and the objective of these hedges is to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2016, such derivatives were used to hedge the variable cash flows associated with debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and nine months ended September 30, 2016, the Company did not have amounts related to hedge ineffectiveness in earnings.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Over the next 12 months, the Company estimates that an additional $5.9 million may be reclassified as an increase to interest expense.

The table below presents the impact the Company’s derivative financial instruments had on the Accumulated Other Comprehensive Income and Statement of Operations for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Location of Gain(Loss) Reclassified from AOCI into Income	Three Months Ended September 30,		Nine Months Ended September 30,

		2016	2015	2016	2015
Gain (loss) Recognized in OCI on Derivatives (Effective Portion)	Interest expense	$5,681	$(12,504)	$(18,756)	$(18,505)
Amounts Reclassified from Accumulated OCI into Income (Effective Portion)	Interest expense	1,998	1,906	5,678	5,585

The following table indicates the location on the Consolidated Balance Sheets in which the Company’s derivative assets and liabilities designated as hedging instruments have been recognized, the fair value hierarchy level applicable to each derivative type and the related fair values of those derivatives of September 30, 2016 and December 31, 2015 were as follows (in thousands):

	Balance Sheet Location	September 30, 2016	December 31, 2015
Derivatives designated as hedging instruments:

Interest rate derivatives – liability derivatives	Other accrued liabilities	(5,859)	(4,489)

Interest rate derivatives – liability derivatives	Other noncurrent liabilities	(17,979)	(6,270)

Credit-risk-related Contingent Features

ARRIS has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. As of September 30, 2016 the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $24.7 million. As of September 30, 2016, the Company has not posted any collateral related to these agreements nor has it required any of its counterparties to post collateral related to these or any other agreements.

Non-designated hedges of foreign currency risk

The Company has U.S. dollar functional currency entities that bill certain international customers in their local currency and foreign functional currency entities that procure in U.S. dollars. ARRIS also has certain predictable expenditures for international operations in local currency. Additionally, certain intercompany transactions are denominated in foreign currencies and subject to revaluation. To mitigate the volatility related to fluctuations in the foreign exchange rates for certain exposures, ARRIS has entered into various foreign currency contracts. As of September 30, 2016, the Company had option collars with notional amounts totaling 45 million euros which mature throughout 2016 and 2017, forward contracts with notional amounts totaling 55 million euros which mature throughout 2016 and 2017, forward contracts with a total notional amount of 60 million Australian dollars which mature throughout 2016 and 2017, forward contracts with notional amounts totaling 25 million Canadian dollars which mature throughout 2016 and forward contracts with notional amounts totaling 580.7 million South African rand which mature throughout 2016 and 2017.

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

The following table indicates the location on the Consolidated Balance Sheets in which the Company’s derivative assets and liabilities not designated as hedging instruments have been recognized and the related fair values of those derivatives as of September 30, 2016 and December 31, 2015 were as follows (in thousands):

	Balance Sheet Location	September 30, 2016	December 31, 2015
Derivatives not designated as hedging instruments:

Foreign exchange contracts – asset derivatives	Other current assets	$1,122	$6,495

Foreign exchange contracts – asset derivatives	Other assets	–	569

Foreign exchange contracts – liability derivatives	Other accrued liabilities	(7,696)	(23,632)

Foreign exchange contracts – liability derivatives	Other noncurrent liabilities	(80)	(739)

The change in the fair values of ARRIS’s derivatives not designated as hedging instruments recorded in the Consolidated Statements of Operations during the three and nine months ended September 30, 2016 and 2015 were as follows (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
	Statement of Operations Location	2016	2015	2016	2015
Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	Loss (gain) on foreign currency	$4,691	$7,551	$16,638	$(5,477)

Note 8. Pension Benefits

Components of Net Periodic Pension Cost (in thousands):

	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015
	U.S	Taiwan	U.S	Taiwan
Service cost	$–	$173	$–	$185
Interest cost	438	151	429	165
Expected gain on plan assets	(199)	(68)	(210)	(44)
Amortization of net loss (gain)	136	–	209	–

Net periodic pension cost (benefit)	$375	$256	$428	$306

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
	U.S	Taiwan	U.S	Taiwan
Service cost	$–	$519	$–	$555
Interest cost	1,313	452	1,287	495
Expected gain on plan assets	(596)	(203)	(630)	(132)
Amortization of net loss (gain)	408	(1,897)	627	–

Net periodic pension cost (benefit)	$1,125	$(1,129)	$1,284	$918

Employer Contributions

The Company made funding contributions to its U.S. pension plan of $5.0 million and $5.2 million in the three and nine months ended September 30, 2016, respectively. During the three months and nine months ended September 30, 2016, the Company made funding contributions of $0.3 million and $10.7 million related to its Taiwan pension plan.

The Company has established two rabbi trusts to fund the Company’s pension obligations under the non-qualified plan of the Executive Chairman and certain executive officers. The balance of these rabbi trust assets as of September 30, 2016 was approximately $21.1 million and is included in Investments on the Consolidated Balance Sheets.

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

Information regarding the changes in ARRIS’s aggregate product warranty liabilities for the nine months ended September 30, 2016 was as follows (in thousands):

Balance at December 31, 2015	$49,027
Warranty reserve at acquisition	45,123
Accruals related to warranties (including changes in estimates)	42,878
Settlements made (in cash or in kind)	(36,433)

Balance at September 30, 2016	$100,595

Note 10. Inventories

The components of inventory were as follows, net of reserves (in thousands):

	September 30,	December 31,
	2016	2015
Raw material	$80,846	$60,287
Work in process	2,415	3,076
Finished goods	514,844	338,229

Total inventories, net	$598,105	$401,592

Note 11. Property, Plant and Equipment

Property, plant and equipment, at cost, consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Land	$68,562	$68,562
Building and leasehold improvements	159,358	141,171
Machinery and equipment	462,830	407,110

	690,750	616,843
Less: Accumulated depreciation	(338,370)	(304,532)

Total property, plant and equipment, net	$352,380	$312,311

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

Note 12. Restructuring and Integration

Restructuring

The following table represents a summary of and changes to the restructuring accrual, which is primarily composed of accrued severance and other employee costs and contractual obligations that related to excess leased facilities (in thousands):

	Employee severance & termination benefits	Contractual obligations and other	Total
Balance at December 31, 2015	$3	$87	$90
Restructuring charges	90,509	1,365	91,874
Cash payments / adjustments	(56,053)	(150)	(56,203)

Balance at September 30, 2016	$34,459	$1,302	$35,761

Employee severance and termination benefits – In first quarter of 2016, ARRIS completed its acquisition of Pace. ARRIS initiated restructuring plans as a result of the Acquisition that focuses on the rationalization of personnel, facilities and systems across the ARRIS organization.

The estimated cost of severance expense recorded during 2016 for the restructuring plan was approximately $91.9 million. This amount is included in the Consolidated Statement of Operations in the line item titled “Integration, acquisition, restructuring and other costs”. The restructuring plan affected approximately 1,500 positions across the Company. The remaining liability is expected to be paid through 2017.

Contractual obligations – ARRIS has restructuring accruals representing contractual obligations that relate to excess leased facilities and equipment. A liability for such costs is recognized and measured initially at fair value on the cease-use date based on remaining lease rentals, adjusted for the effects of any prepaid or deferred items recognized, reduced by the estimated sublease rentals that could be reasonably obtained even if it is not the intent to sublease. The fair value of these liabilities is based on a net present value model using a credit-adjusted risk-free rate. The liability will be paid out over the remainder of the leased properties’ terms, which continue through 2018. Actual sublease terms may differ from the estimates originally made by the Company. Any future changes in the estimates or in the actual sublease income could require future adjustments to the liabilities, which would impact net income in the period the adjustment is recorded. As of the cease-use date, the fair value of this restructuring liability totaled $1.3 million.

The Company anticipates further restructuring during 2016 as it continues to integrate the Pace operations, but at a lower rate than the first nine months of 2016.

Integration

Integration expenses of $3.1 million and $21.6 million, respectively, were recorded during the three and nine months ended September 30, 2016, related to outside services and other integration related activities.

Note 13. Indebtedness

The following is a summary of indebtedness and financing lease obligations (in thousands):

	As of September 30, 2016	As of December 31, 2015
Current liabilities:
Term loan A	$49,500	$49,500
Term loan A-1	40,000	–
Financing lease obligation	789	758

Current obligations	90,289	50,258
Current deferred financing fees and debt discount	(7,527)	(6,667)

	82,762	43,591
Noncurrent liabilities:
Term loan A	878,625	915,750
Term loan A-1	740,000	–
Term loan B	543,812	543,812
Revolver	–	–
Financing lease obligation	58,088	58,676

Noncurrent obligations	2,220,525	1,518,238
Noncurrent deferred financing fees and debt discount	(19,883)	(21,995)

	2,200,642	1,496,243

Total	$2,283,404	$1,539,834

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

	Rate	As of September 30, 2016
Term Loan A	LIBOR + 1.75%	2.27%
Term Loan A-1	LIBOR + 1.75%	2.27%
Term Loan B	LIBOR(1) + 2.75%	3.50%
Revolving Credit Facility(2)	LIBOR + 1.75%	Not Applicable

(1)	Includes LIBOR floor of 0.75%
(2)	Includes unused commitment fee of 0.35% and letter of credit fee of 1.75% not reflected in interest rate above.

The Amended Credit Agreement provides for adjustments to the interest rates paid on the Term Loan A, Term Loan A-1, Term Loan B and Revolving Credit Facility based upon the achievement of certain leverage ratios.

Borrowings under the senior secured credit facilities are secured by first priority liens on substantially all of the assets of ARRIS and certain of its present and future subsidiaries who are or become parties to, or guarantors under, the Amended Credit Agreement governing the senior secured credit facilities. The Amended Credit Agreement provides terms for mandatory prepayments, optional prepayments and commitment reductions. The Amended Credit Agreement also includes events of default, which are customary for facilities of this type (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all amounts outstanding under the credit facilities may be accelerated. The Amended Credit Agreement contains usual and customary limitations on indebtedness, liens, restricted payments, acquisitions and asset sales in the form of affirmative, negative and financial covenants, which are customary for financings of this type, including the maintenance of a minimum interest coverage ratio of 3.50:1 and a maximum leverage ratio of 3.75:1 (with a scheduled decrease to 3.50:1 in the first quarter of 2017). As of September 30 2016, ARRIS was in compliance with all covenants under the Amended Credit Agreement.

During the three and nine months ended September 30, 2016, the Company made mandatory prepayments of approximately $22.4 and $57.2 million related to the senior secured credit facilities. In addition, the Company repaid $240.2 million of debt assumed in the Pace acquisition in the first quarter of 2016.

Account Receivable Financing Program

In connection with the Combination on January 4, 2016, ARRIS assumed an accounts receivable financing program (the “AR Financing Program” or the “Program”) which was entered into by Pace on June 30, 2015. Under this Program, the Company assigns trade receivables on a revolving basis of up to $50 million to the lender and the lender advances 95% of the receivable value to the Company. The remaining 5% is remitted to ARRIS upon receipt of cash from the customer. As of September 30, 2016, there is no outstanding balance under this program.

The AR Financing Program was accounted for as secured borrowings and amounts outstanding were included in the current portion of long-term debt on the consolidated balance sheet. The Company paid certain transaction fees and interest of 1.23% on the outstanding balance in connection with this Program.

Other

As of September 30, 2016, the scheduled maturities of the contractual debt obligations for the next five years are as follows (in thousands):

2016 (for the remaining three months)	$22,375
2017	89,500
2018	89,500
2019	89,500
2020	1,961,062

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

The table below represents information about the Company’s reportable segments for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales to external customers:
CPE	$1,230,811	$811,731	$3,491,893	$2,471,369
N&C	504,107	409,619	1,591,837	1,225,243
Other	(9,773)	66	(13,835)	38

Total	1,725,145	1,221,416	5,069,895	3,696,650

Direct contribution:
CPE	191,938	141,427	501,448	443,186
N&C	162,867	121,211	503,149	333,010

Segment total	354,805	262,638	1,004,597	776,196

Corporate and unallocated costs	(163,619)	(137,194)	(524,081)	(426,097)
Amortization of intangible assets	(89,042)	(57,132)	(297,417)	(171,062)
Integration, acquisition, restructuring and other costs	(10,831)	(7,531)	(144,888)	(20,996)

Operating income	91,313	60,781	38,211	158,041

Interest expense	20,104	14,749	58,832	56,570
Loss on investments	5,058	3,446	13,406	6,565
Interest income	(804)	(513)	(2,772)	(1,792)
Loss on foreign currency	5,729	10,843	8,169	4,204
Other expense ( income), net	6,723	(2,827)	11,592	5,170

Income (loss) before income taxes	$54,503	$35,083	$(51,016)	$87,324

For the three and nine month periods ended September 30, 2016 and 2015, the compositions of our corporate and unallocated costs that are reflected in the consolidated statement of operations were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Corporate and unallocated costs:
Cost of sales	$28,524	$14,753	$117,189	$44,440
Selling, general and administrative expenses	92,584	84,250	276,556	259,524
Research and development expenses	42,511	38,191	130,336	122,133

Total	$163,619	$137,194	$524,081	$426,097

Note 15. Sales Information

ARRIS sells its products primarily in the United States. The Company’s international revenue is generated from Asia Pacific, Canada, Europe, and Latin America. Sales to customers outside of United States were approximately 28.0% and 27.1%, for the three months ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016 and 2015, sales to customers outside of United States were approximately 26.8% and 27.7%, respectively.

The table below sets forth our domestic (U.S.) and international sales for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Domestic – U.S	$1,242,748	$889,900	$3,711,668	$2,674,058
International
Americas, excluding U.S.	227,940	203,977	708,663	651,377
Asia Pacific	90,923	33,863	212,779	103,907
EMEA	163,534	93,676	436,785	267,308

Total international	482,397	331,516	1,358,227	1,022,592

Total sales	$1,725,145	$1,221,416	$5,069,895	$3,696,650

Note 16. Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for the periods indicated (in thousands except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Basic:
Net income (loss) attributable to ARRIS International plc.	$48,162	$26,257	$(70,183)	$62,140

Weighted average shares outstanding	190,515	146,781	190,888	146,146

Basic earnings per share	$0.25	$0.18	$(0.37)	$0.43

Diluted:
Net income (loss) attributable to ARRIS International plc	$48,162	$26,257	$(70,183)	$62,140

Weighted average shares outstanding	190,515	146,781	190,888	146,146
Net effect of dilutive equity awards	993	2,532	—	3,050

Total	191,508	149,313	190,888	149,196

Diluted earnings per share	$0.25	$0.18	$(0.37)	$0.42

For the three months ended September 30, 2016, approximately 0.1 million of the equity-based awards were excluded from the computation of diluted earnings per share shares because their effect would have been anti-dilutive. During the nine months ended September 30, 2016, all of the equity-based awards were excluded from the computation of diluted earnings per share shares. During the same periods in 2015, approximately 26.4 thousand and 9.0 thousand of the equity-based awards, respectively, were excluded from the dilutive securities above. These exclusions are made if the exercise price of these equity-based awards is in excess of the average market price of the shares for the period, or if the Company has net losses, both of which have an anti-dilutive effect.

During the nine months ended September 30, 2016, the Company issued 1.9 million shares of its ordinary shares related to the vesting of restricted shares, as compared to 3.2 million shares for the twelve months ended December 31, 2015.

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

Note 17. Warrants

The Company entered into Warrant and Registration Rights Agreements (the “Warrants”) with certain customers pursuant to which customers may purchase up to 14.0 million of ARRIS’s ordinary shares, (subject to adjustment in accordance with the terms of the Warrants, the “Shares”).

The Warrants will vest in tranches based on the amount of purchases of products and services by the customer from the Company. The table below presents by year, the ordinary shares issuable under outstanding Warrant programs with customers, based on achieving certain purchase levels (in thousands).

	Warrants Issuable		Exercise Price per Maximum Share Issuable
	Minimum	Maximum	$22.19	$28.54	Note[1]
Year
2016	1,500	4,000	3,000	1,000	–
2017	2,000	7,500	5,000	2,500	–
2018	1,000	2,500	–	–	2,500

(1)	The exercise price for the 2018 warrants will be determined based upon the lower of 1) the volume-weighted price for the 10-day trading period preceding January 1, 2018 (“the January Price”) or 2) the average of $28.54 and the January Price.

For Warrants in which an exercise price has been established, the exercise price per Share was established based upon the average volume-weighted price of ARRIS’s ordinary shares on NASDAQ for the 10-day trading period preceding the date of the Warrants.

The Warrants provide for net Share settlement that, if elected by the holders, will reduce the number of Shares issued upon exercise to reflect net settlement of the exercise price. Customers’ may also request cash settlement of the Warrants upon exercise in lieu of issuing Shares, however, such cash election is at the discretion of ARRIS. The Warrants will expire by September 30, 2023.

The Warrants provide for certain adjustments that may be made to the exercise price and the number of Shares issuable upon exercise due to customary anti-dilution provisions based on future corporate events. In addition, in connection with any consolidation, merger or similar extraordinary event involving the Company, the Warrants will be deemed to represent the right to receive, upon exercise, the same consideration received by the holders of the Company’s ordinary shares in connection with such transaction. Upon a change of control of ARRIS or if ARRIS materially breaches its applicable agreements with customers (and such breach is not cured pursuant to the terms of the agreements), the Warrants will immediately vest for the minimum threshold of Shares that would otherwise be issuable.

ARRIS has also agreed, if requested by the holders, to register the Shares issuable upon exercise of the Warrants under the Securities Act of 1933, as amended (the “Securities Act”) and has also granted “piggyback” registration rights in the event ARRIS files a registration statement with the U.S. Securities and Exchange Commission under the Securities Act covering its equity securities, subject to the terms and conditions included in the Warrants.

Because the Warrants contain performance criteria, which includes aggregate purchase levels and product mix, under which customers must achieve for the Warrants to vest, as detailed above, the final measurement date for the Warrants is the date on which the Warrants vest. Prior to the final measurement, when achievement of the performance criteria has been deemed probable, the estimated fair value of Warrants is being recorded as a reduction to net sales based on the projected number of Warrants expected to vest, the proportion of purchases by customers and its affiliates within the period relative to the aggregate purchase levels required for the Warrants to vest and the then-current fair value of the related Warrants. To the extent that projections change in the future as to the number of Warrants that will vest, as well as changes in the fair market value of the Warrants, a cumulative catch-up adjustment will be recorded in the period in which the estimates change. At September 30, 2016, none of the Warrants had vested.

The fair value of the Warrants is determined using the Black-Scholes option pricing model. For the three and nine months ended September 30, 2016, ARRIS recorded $9.6 million and $13.9 million, respectively, as a reduction to net sales in connection with Warrants.

Note 18. Shareholders’ Equity

The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to shareholders of ARRIS International plc and equity attributable to noncontrolling interest (in thousands):

	Common Stock	Ordinary Shares	Capital in Excess of Par Value	Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total ARRIS International plc stockholders’ equity	Non- controlling Interest	Total stockholders’ equity
Balance, December 31, 2015	$1,790	$—	$1,777,276	$(331,329)	$358,823	$(12,646)	$1,793,914	$47,047	$1,840,961
Net loss	—	—	—	—	(70,183)	—	(70,183)	(6,902)	(77,085)
Other comprehensive loss, net of tax	—	—	—	—	—	(8,764)	(8,764)	(3)	(8,767)
Compensation under stock award plans	—	—	44,052	—	—	—	44,052	—	44,052
Effect of combination on ARRIS Group	(1,439)	2,173	(734)		—	—	—	—	—
Cancellation of treasury stock	(351)	—	—	331,329	(330,978)	—	—	—	—
Issuance of ordinary shares for Pace acquisition	—	703	1,433,987	—	—	—	1,434,690	—	1,434,690
Issuance of ordinary shares and other	—	26	(10,641)	—	—	—	(10,615)	—	(10,615)
Provision for warrants	—	—	13,894	—	—	—	13,894	—	13,894
Repurchase of ordinary shares, net	—	(77)	—	—	(177,958)	—	(178,035)	—	(178,035)
Income tax effect related to exercise of restricted share units	—	—	4,026	—	—	—	4,026	—	4,026
Other	—	—	(2,717)	—	—	—	(2,717)	—	(2,717)

Balance, September 30, 2016	$—	$2,825	$3,259,143	$—	$(220,296)	$(21,410)	$3,020,262	$40,142	$3,060,404

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

Note 19. Income Taxes

On January 4, 2016, ARRIS Group completed the Combination transaction with Pace. In connection with the Combination, (i) ARRIS International plc (“ARRIS”), a company incorporated in England and Wales, acquired all of the outstanding ordinary shares of Pace (the “Pace Acquisition”) and (ii) a wholly-owned subsidiary of ARRIS was merged with and into ARRIS Group (the “Merger”), with ARRIS Group surviving the Merger as an indirect wholly-owned subsidiary of ARRIS. As a result of the Merger, ARRIS incurred withholding taxes of $55 million. Subsequent to the Merger, ARRIS is subject to the United Kingdom statutory tax rate of 20% and a territorial corporate tax system. Prior to the Merger, ARRIS was subject to the U.S. statutory tax rate of 35% and a worldwide corporate tax system.

The Company’s effective tax rate from continuing operations for the three and nine months ended September 30, 2016 was 16.2% and (51.1)% respectively. The Company’s effective tax rate from continuing operations for the three and nine months ended September 30, 2015 was 33.5% and 34.0% respectively. For the nine months ended September 30, 2016, the Company recorded income tax expense of $26.1 million. Due to the application of the loss limitation provisions of the Income Taxes guidance, the year-to-date tax expense of $26.1 million is expected to approximate the expense that will be recorded for the full year. In addition, during 2016, the Company recorded $55.0 million of withholding tax expense in connection with the Pace Acquisition, as well as $2.1 million of expense on expiring net operating losses. The Company also recorded $0.3 million of expense for uncertain tax positions, $0.8 million of benefit relating to the release of valuation allowances and $0.4 million of expense for return to provision adjustments and other discrete items for the nine months ended September 30, 2016.

During the nine month period ended September 30, 2016, the Company changed its permanent reinvestment assertion as it relates to earnings of certain foreign subsidiaries. As a result of this change, the Company recognized a deferred tax liability of $0.6 million.

Note 20. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss) by component, net of taxes, for the nine months ended September 30, 2016 and 2015 (in thousands):

	Available-for sale securities	Derivative instruments	Change related to pension liability	Cumulative translation adjustments	Total
Balance as of December 31, 2015	$133	$(6,781)	$(4,195)	$(1,803)	$(12,646)
Other comprehensive (loss) income before reclassifications	32	(12,560)	–	2,132	(10,396)
Amounts reclassified from accumulated other comprehensive income (loss)	6	3,803	(2,177)	–	1,632

Net other comprehensive income (loss)	38	(8,757)	(2,177)	2,132	(8,764)

Balance as of September 30, 2016	$171	$(15,538)	$(6,372)	$329	$(21,410)

	Available-for sale securities	Derivative instruments	Change related to pension liability	Cumulative translation adjustments	Total
Balance as of December 31, 2014	$25	$(3,166)	$(7,181)	$(725)	$(11,047)
Other comprehensive (loss) income before reclassifications	(28)	(11,670)	–	(1,000)	(12,698)
Amounts reclassified from accumulated other comprehensive income (loss)	(93)	3,522	80	–	3,509

Net other comprehensive income (loss)	(121)	(8,148)	80	(1,000)	(9,189)

Balance as of September 30, 2015	$(96)	$(11,314)	$(7,101)	$(1,725)	$(20,236)

Note 21. Repurchases of ARRIS Shares

The table below sets forth the purchases of ARRIS shares for the quarter ended September 30, 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
July 2016	146,920	$24.15	–	$149,997
August 2016	337,791	$27.90	337,516	$140,581
September 2016	662,965	$28.10	662,484	$121,964

(1)	Includes approximately 147,676 shares subject to equity awards that were cancelled for cash to satisfy minimum tax withholding obligations that arose on the vesting of shares of restricted stock units.

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

In early 2016, the Company’s Board of Directors approved a $300 million share repurchase authorization replacing all prior programs. During the third quarter of 2016, ARRIS repurchased 1.0 million shares of the Company’s ordinary shares at an average price of $28.03 per share, for an aggregate consideration of approximately $28.0 million. During the first nine months of 2016, the Company repurchased 7.4 million shares of its common stock for $178.0 million at an average stock price of $24.09. The remaining authorized amount for stock repurchases under this plan was $122.0 million as of September 30, 2016. Unless terminated earlier by a Board resolution, this new plan will expire when ARRIS has used all authorized funds for repurchase.

Note 22. Commitments and Contingencies

Leases:

ARRIS leases office, distribution, and warehouse facilities as well as equipment under long-term leases expiring at various dates through 2023. Included in these operating leases are certain amounts related to restructuring activities; these lease payments and related sublease income are included in restructuring accruals on the consolidated balance sheets. Future minimum operating lease payments under non-cancelable leases at September 30, 2016 were as follows (in thousands):

Operating Leases
2016 (for the remaining three months)	$8,455
2017	29,004
2018	22,669
2019	17,843
2020	14,304
Thereafter	41,556
Less sublease income	(1,098)

Total minimum lease payments	$132,733

Total rental expense for all operating leases for the three and nine months ended September 30, 2016 amounted to approximately $8.5 million and $26.3 million, respectively, as compared to approximately $6.7 million and $20.4 million in the same periods in 2015.

Additionally, the Company had contractual obligations of approximately $714.8 million under agreements with non-cancelable terms to purchase goods or services over the next year. All contractual obligations outstanding at the end of prior years were satisfied within a 12 month period, and the obligations outstanding as of September 30, 2016 are expected to be satisfied by 2017.

Legal Proceedings

The Company accrues a liability for legal contingencies when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. The Company reviews these accruals and adjusts them to reflect ongoing negotiations, settlements, rulings, advice of legal counsel and other relevant information. To the extent new information is obtained and the Company’s views on the probable outcomes of claims, suits, assessments, investigations or legal proceedings change, changes in the Company’s accrued liabilities would be recorded in the period in which such determinations are made. Unless noted otherwise, the amount of liability is not probable or the amount cannot be reasonably estimated; and therefore, accruals have not been made.

Due to the nature of the Company’s business, it is subject to patent infringement claims, including current suits against it or one or more of its wholly-owned subsidiaries, or one or more of our customers who may seek indemnification from us, alleging infringement by various Company products and services. The Company believes that it has meritorious defenses to the allegations made in its pending cases and intends to vigorously defend these lawsuits; however, it is currently unable to determine the ultimate outcome of these or similar matters. Accordingly, with respect to two of the matters listed in Part II, Item 1 “Legal Proceedings”, the Company estimates the aggregate range of loss for which a reasonable estimate can be made, to be between $0 and $10.0 million. This estimate covers only two of the matters listed in Part II, Item 1 “Legal Proceedings” and we are currently unable to reasonably estimate the possible loss or range of possible loss for each of the remaining identified matters. The results in litigation are unpredictable and an adverse resolution of one or more of such matters not included in the estimate provided, or if losses are higher than what is currently estimated, it could have a material adverse effect on our business, financial position, results of operations or cash flows. In addition, the Company is a defendant in various litigation matters generally arising out of the normal course of business. (See Part II, Item 1 “Legal Proceedings” for additional details)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We are headquartered in Suwanee, Georgia and operate in two business segments: Customer Premises Equipment and Network & Cloud. We enable service providers including cable, telephone, and digital broadcast satellite operators and media programmers to deliver media, voice, and IP data services to their subscribers. We are a leader in set-tops, digital video and Internet Protocol Television (“IPTV”) distribution systems, broadband access infrastructure platforms, and associated data and voice CPE, which we also sell directly to consumers through retail channels. Our solutions are complemented by a broad array of services including technical support, repair and refurbishment, and system design and integration.

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

Business and Financial Highlights

Business Highlights

•	Completed the acquisition of Pace in January 2016.
•	Re-domiciled to the United Kingdom resulting in a lower expected overall effective tax rate.
•	Grew revenues 41% over third quarter of 2015 and 37% year-to-date over 2015, primarily as the result of the Combination.
•	Executed warrant agreements with two significant customers by which the customers may acquire shares in ARRIS once they achieve predetermined revenue targets by segment.
•	Substantially completed the operational integration of the Pace business operations.
•	Chosen as participant in the development of WorldBox 2.0, Charter’s next generation video platform, and developer of a range of new set-tops for Telefonica.

Financial Highlights

•

Net sales in the third quarter and first nine months of 2016 were $1,725.1 million and $5,069.9 million, respectively, as compared to $1,221.4 million and $3,696.7 million the same periods in 2015, primarily reflecting the impact of the Combination.

•	In the third quarter and first nine months of 2016, we recorded $9.6 million and $13.9 million, respectively, of non-cash charges as a reduction in revenue related to our warrant programs.

•	Gross margin percentage was 25.7% in the third quarter of 2016, which compares to 29.4% in the third quarter of 2015. The decrease reflects a change in the product mix.
•

Total operating expenses (excluding amortization of intangible assets, integration, acquisition, restructuring and other costs) in the third quarter of 2016 were $251.7 million, as compared to $233.9 million in the same period last year, reflecting the increased size of the Company as a result of the Combination. Operating expenses decreased by $6.7 million in the third quarter of 2016 from the second quarter of 2016, reflecting the restructuring actions implemented after the Combination.

•

We ended the third quarter of 2016 with $1,109.6 million of cash, cash equivalents, short-term and long-term marketable security investments, which is up from $902.9 million at the end of the second quarter of 2016. The Company generated $327.2 million of cash from operating activities through the first nine months of 2016, which compares to $216.5 million generated during the same period in 2015.

•

We ended the third quarter 2016 with outstanding debt of $2,251.9 million, at face value, the current portion of which is $89.5 million. We repaid $57.2 million of our Term Loans under our credit facility and $240.2 million of indebtedness assumed in the Combination in the first nine months of 2016.

•	We repurchased 1.0 million ordinary shares for approximately $28.0 million in the third quarter of 2016 and 7.4 million ordinary shares for $178.0 million year to date.

Comparison of Operations for the Three and Nine Months Ended September 30, 2016 and 2015

Net Sales

The table below sets forth our net sales for the three and nine months ended September 30, 2016 and 2015, for each of our segments (in thousands):

	Net Sales				Increase (Decrease) Between 2016 and 2015
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Three Months Ended September 30		For the Nine Months Ended September 30
	2016	2015	2016	2015	$	%	$	%
Segment:
CPE	$1,230,811	$811,731	$3,491,893	$2,471,369	$419,080	51.6%	$1,020,524	41.3%
N&C	504,107	409,619	1,591,837	1,225,243	94,488	23.8%	366,594	29.9%
Other	(9,773)	66	(13,835)	38	(9,839)	(149.1)%	(13,873)	(365.1)%

Total sales	$1,725,145	$1,221,416	$5,069,895	$3,696,650	$503,729	41.2%	$1,373,245	37.2%

Net sales for the three and nine months ended September 30, 2016 reflect a $9.6 million and $13.9 million reduction related to our warrants issued to customers, respectively. For additional information on this adjustment and how it will impact revenues and gross margins in future periods, see Note 17 of Notes to the Consolidated Financial Statements for disclosures related to Warrants.

The table below sets forth our domestic (U.S.) and international sales for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Net Sales				Increase (Decrease) Between 2016 and 2015
	For the Three Months		For the Nine Months		For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,		Ended September 30		Ended September 30
	2016	2015	2016	2015	$	%	$	%
Domestic – U.S.	$1,242,748	$889,900	$3,711,668	$2,674,058	$352,848	39.7%	$1,037,610	38.8%
International
Americas, excluding U.S.	227,940	203,977	708,663	651,377	23,963	11.7%	58,286	8.9%
Asia Pacific	90,923	33,863	212,779	103,907	57,060	168.5%	108,872	104.8%
EMEA	163,534	93,676	436,785	267,308	69,858	74.6%	169,477	63.4%

Total International	482,397	331,516	1,358,227	1,022,592	150,881	45.5%	336,635	32.9%

Total sales	$1,725,145	$1,221,416	$5,069,895	$3,696,650	$503,729	41.2%	$1,374,245	37.2%

Customer Premises Equipment Net Sales 2016 vs. 2015

During the three and nine months ended September 30, 2016, net sales in our CPE segment increased by approximately 51.6% and 41.3%, respectively, as compared to the same period in 2015. The increase is primarily attributable to expansion of both video and broadband products resulting from the Combination.

Network and Cloud Net Sales 2016 vs. 2015

During the three and nine months ended September 30, 2016, net sales in N&C segment increased by approximately 23.8% and 29.9%, respectively, as compared to the same period in 2015. The increase in sales is primarily a result of the Combination and increased customer spend as service providers increase their investment to expand broadband network capacity and high speed data Internet access speeds.

Gross Margin

The table below sets forth our gross margin for the three and nine months ended September 30, 2016 and 2015 (in thousands, except percentages):

Gross Margin	Increase (Decrease) Between 2016 and 2015
For the Three Months	For the Nine Months	For the Three Months	For the Nine Months
Ended September 30,	Ended September 30,	Ended September 30	Ended September 30
2016	2015	2016	2015	$	%	$	%
Gross margin dollars	$442,850	$359,333	$1,271,617	$1,060,250	$83,517	23.2%	$211,367	19.9%
Gross margin percentage	25.7%	29.4%	25.1%	28.7%	(3.7)	(3.6)

During the three and nine months ended September 30, 2016, gross margin dollars increased primarily as a result of the Combination as compared to the same period in 2015. The decrease in gross margin percentage is primarily the result of product mix. We had a change in mix within our CPE segment, reflecting higher sales of lower margin products. We also have higher sales of CPE products compared to Network and Cloud products. CPE sales have a lower margin than the consolidated average. We also valued acquired Pace inventory at fair value as of the acquisition date as required by accounting rules. The valuation resulted in a step-up of the underlying net book value of the Pace inventory by $52.3 million. The Company recognized increased cost of sales of $0.5 million and $50.8 million for the three and nine months ended September 30, 2016, respectively, as this inventory was sold to customers which negatively impacted the gross margin. We still have $1.5 million remaining and expect our cost to subsequently decline accordingly.

Operating Expenses

The table below provides detail regarding our operating expenses (in thousands):

	Operating Expenses				Increase (Decrease) Between 2016 and 2015
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Three Months Ended September 30		For the Nine Months Ended September 30
	2016	2015	2016	2015	$	%	$	%
Selling, general and administrative	$112,883	$101,685	$338,593	$309,219	$11,198	11.0%	$29,374	9.5%
Research & development	138,781	132,204	452,508	400,932	6,577	5.0%	51,576	12.9%
Amortization of intangibles	89,042	57,132	297,417	171,062	31,910	55.9%	126,355	73.9%
Integration, acquisition, restructuring & other	10,831	7,531	144,888	20,996	3,300	43.8%	123,892	590.1%

Total	$351,537	$298,552	$1,233,406	$902,209	$52,985	17.7%	$331,197	36.7%

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

SG&A expenses increased for the three and nine months ended September 30, 2016 compared to the prior year due increased costs related to the Combination as well our acquisition of ActiveVideo.

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

During the three and nine months ended September 30, 2016, R&D expenses increased as compared to the same period in 2015. The increase is primarily due to incremental expense associated with the expanded product portfolio with our acquisitions of Pace and ActiveVideo.

SG&A and R&D costs have declined through the year as a result of reductions in force following the Combination, which is substantially complete at the end of third quarter of 2016.

Amortization of Intangible Assets

Our intangible amortization expense relates to finite-lived intangible assets acquired in business combinations. Intangibles amortization expense for the three months ended September 30, 2016 and 2015 was $89.0 million and $57.1 million, respectively. The increase in amortization expense was primarily attributable to intangible assets acquired in Combination (See Note 4 Business Acquisitions of Notes to the Consolidated Financial Statements for additional details). As a result of measurement period changes for intangible assets, the impact to previously recorded amortization for the first and second quarters of 2016 was an increase of $4.6 million and a decrease of $8.4 million, respectively.

For the nine months ended September 30, 2016 and 2015, intangible amortization expense was $297.4 million and $171.1 million, respectively.

Integration, Acquisition, Restructuring & Other Costs

During the three months ended September 30, 2016 and 2015, we recorded integration, acquisition, restructuring and other costs of $10.8 million and $7.5 million, respectively. For the nine months ended September 30, 2016 and 2015, integration, acquisition, restructuring and other cost was $144.9 million and $21.0 million, respectively.

Acquisition expenses reflect a (gain) loss of $(0.2) million and $28.8 million during the three and nine months ended September 30, 2016, respectively, related to banker fees, legal fees and other direct costs of the Combination.

Integration expenses of $3.1 million and $21.6 million were recorded during the three and nine months ended September 30, 2016, respectively, related to outside services and other integration related activities.

Restructuring expenses of $8.1 million and $91.9 million were recorded during the three and nine months ended September 30, 2016, respectively, primarily related to employee severance and contractual obligation costs. The restructuring plan affected approximately 1,500 positions across the Company and its reportable segments.

Other costs of $2.6 million was recorded during the nine months ended September 30, 2016 of which $0.4 million was related to the loss resulting from the divestitures of certain product lines and $2.2 million was related to the write off of in-process research and development projects that were abandoned.

The Company anticipates further restructuring during 2016 as it continues to integrate the Pace operations, but at a lower rate.

Direct Contribution

The table below sets forth our direct contribution, which is defined as gross margin less direct operating expenses, for the three and nine months ended September 30, 2016 and 2015, for each of our segments (in thousands):

	Direct Contribution				Increase (Decrease) Between 2016 and 2015
	For the Three Months		For the Nine Months		For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,		Ended September 30		Ended September 30
	2016	2015	2016	2015	$	%	$	%
Segment:
CPE	$191,938	$141,427	$501,448	$443,186	$50,511	35.7%	$58,262	13.1%
N&C	162,867	121,211	503,149	333,010	41,656	34.4%	170,139	51.1%

Total	$354,805	$262,638	$1,004,597	$776,196	$92,167	35.1%	$228,401	29.4%

Customer Premises Equipment Direct Contribution 2016 vs. 2015

During the three and nine months ended September 30, 2016 direct contribution in our CPE segment increased by approximately 35.7% and 13.1%, respectively, as compared to the same period in 2015. The increase was primarily attributable the higher sales resulting from the Combination, offset by higher R&D, also a result of the Combination.

Network and Cloud Direct Contribution 2016 vs. 2015

During the three and nine months ended September 30, 2016, direct contribution in our N&C segment increased by approximately 34.4% and 51.1%, respectively, as compared to the same period in 2015. The increase was primarily attributable the higher sales resulting from the Combination.

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

For the three and nine month periods ended September 30, 2016 and 2015, the composition of our corporate and unallocated costs that are reflected in the consolidated statement of operations were as follows (in thousands):

	Direct Contribution				Increase (Decrease) Between 2016 and 2015
	For the Three Months		For the Nine Months		For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,		Ended September 30		Ended September 30
	2016	2015	2016	2015	$	%	$	%
Cost of sales	$28,524	$14,753	$117,189	$44,440	$13,771	93.3%	$72,749	163.7%
Selling, general and administrative	92,584	84,250	276,556	259,524	8,334	9.9%	17,032	6.6%
Research & development	42,511	38,191	130,336	122,133	4,320	11.3%	8,203	6.7%

Total	$163,619	$137,194	$524,081	$426,097	$26,425	19.3%	$97,984	23.0%

The increase during the three and nine months ended September 30, 2016 was primarily attributable to an increase in costs deriving from the acquisition of Pace. During the three and nine months ended September 30, 2016, included in cost of sales were $0.5 million and $50.8 million, respectively, associated with the step-up in the underlying net book value of Pace inventory to fair market value as of the acquisition date.

Other Expense (Income)

The table below provides detail regarding our other expense (in thousands):

	Other Expense (Income)				Increase (Decrease) Between 2016 and 2015
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Three Months Ended September 30		For the Nine months Ended September 30
	2016	2015	2016	2015	$	%	$	%
Interest expense	$20,104	$14,749	$58,832	$56,570	$5,355	36.3%	$2,262	4.0%
Loss on investments	5,058	3,446	13,406	6,565	1,612	46.8%	6,841	104.2%
Interest income	(804)	(513)	(2,772)	(1,792)	(291)	(56.7)%	(980)	(54.7)%
Loss on foreign currency	5,729	10,843	8,169	4,204	(5,114)	(47.2)%	3,965	94.3%
Other (income) expense, net	6,723	(2,827)	11,592	5,170	9,550	337.8%	6,422	124.2%

Total	$36,810	$25,698	$89,227	$70,717	$11,112	43.2%	$18,510	26.2%

Interest Expense

Interest expense includes the amortization of debt issuance costs (deferred finance fees and the debt discounts) related to our term loans and interest paid on notes and term loans and other debt obligations. Interest expense for the three months ended September 30, 2016 and 2015 was $20.1 million and $14.7 million, respectively, reflecting the increase in debt resulting from the Combination. For the nine months ended September 30, 2016 and 2015, interest expense was $58.8 million and $56.6 million, respectively.

Upon the closing of the Pace acquisition in the first quarter of 2016, we incurred an additional $2.3 million of debt issuance costs which were capitalized and amortized over the term of the loan. Additionally, in connection with the Amended Credit Agreement, as of June 30, 2015, we expensed approximately $12.3 million of debt issuance costs and wrote off approximately $2.1 million of existing debt issuance costs associated with certain lenders who were not party to the amended Term Loan A Facility and Revolving Credit Facility, which were included as interest expense in the Consolidated Statements of Operations for the three and nine months ended September 30, 2015.

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

During the three months ended September 30, 2016 and 2015, we recorded a net loss, including impairment charges, related to these investments of $5.1 million, and $3.4 million, respectively. During the third quarter of 2016, the Company performed an evaluation of its investments and concluded that indicators of impairment existed for certain investments, and that their fair value had declined. This resulted in other-than-temporary impairment charges of $2.9 million. No impairment charges were recorded in the third quarter of 2015.

During the nine months ended September 30, 2016 and 2015, we recorded a net loss, including impairment charge, related to these investments of $13.4 million, and $6.6 million, respectively.

Interest Income

Interest income during the three months ended September 30, 2016 and 2015 was $0.8 million and $0.5 million, respectively. During the nine months ended September 30, 2016 and 2015, interest income was $2.8 million and $1.8 million, respectively. The income reflects interest earned on cash, cash equivalents, short-term and long-term marketable security investments.

Loss (Gain) on Foreign Currency

During the three and nine months ended September 30, 2016, we recorded a foreign currency loss of approximately $5.7 million and $8.2 million, respectively. During the three and nine months ended September 30, 2015, we recorded a foreign currency loss of approximately $10.8 million and $4.2 million, respectively. We have U.S. dollar functional currency entities that bill certain international customers in their local currency. Additionally, certain intercompany transactions are denominated in foreign currencies and subject to revaluation. To mitigate the volatility related to fluctuations in the foreign exchange rates, we enter into various foreign currency contracts. The loss (gain) on foreign currency is driven by the fluctuations in the foreign currency exchange rates.

As part of the Pace acquisition completed in 2016, we paid the former Pace shareholders 132.5 pence per share in cash consideration, which was approximately 434.3 million British pounds, in the aggregate, as of January 4, 2016. We entered into foreign currency forward contracts to purchase British pounds and sell U.S. Dollars in order to mitigate the volatility related to fluctuations in the foreign exchange rate prior to the closing period. The contracts fixed the British pound to U.S. dollar forward exchange rate at various rates. These foreign currency forward contracts were effectively terminated upon the close of the Pace acquisition in January 2016 and cash settled upon maturity on March 31, 2016, which included a loss of $1.6 million in the first quarter of 2016. During the three and nine months ended September 30, 2015, losses of $15.4 million and $8.6 million were recorded related to the British pound forward contracts, respectively.

Other Expense (Income), net

Other expense (income), net for the three months ended September 30, 2016 and 2015 was $6.7 million and $(2.8) million, respectively. For the nine months ended September 30, 2016 and 2015, other expense was $11.6 million and $5.2 million, respectively.

For the three months ended September 30, 2016, we reclassified certain research and development credits acquired as part of the Pace acquisition to deferred tax assets, as a result of restructuring activities. The result of this reclassification was a charge of $5.0 million to other expense with an offsetting benefit in our provision for income taxes.

In addition, for the nine months ended September 30, 2016 we wrote off $4.3 million of fixed assets related to the discontinuance of certain product lines.

In connection with our acquisition of Motorola Home, we have obtained certain foreign tax credit benefits for which we have recorded a liability to Google resulting from certain provisions in the acquisition agreement. During the three months ended September 30, 2015, we recorded income of $3.7 million, as a result of a reduction of foreign tax credit attributes reducing the liability to Google previously recorded in 2014 from $20.5 million to $16.8 million. In addition, during the nine months ended September 30, 2015, the Company recorded a loss of $5.3 million from the sale of land and building associated with its San Diego campus facilities.

Income Tax Expense

Our effective tax rate from continuing operations for the three and nine months ended September 30, 2016 were 16.2% and (51.1)%, respectively. For the same periods in prior year, our effective tax rate from continuing operations were 33.5% and 34.0% respectively. For the nine months ended September 30, 2016, we recorded income tax expense of $26.1 million. Due to guidance on Income Taxes related to the loss limitation provisions, the year-to-date tax expense is expected to approximate the expense that will be recorded for the full year. In addition, during 2016, we recorded $55.0 million of withholding tax expense in connection with the Pace Combination, as well as $2.1 million of expense on expiring net operating losses, $0.3 million of expense for discrete uncertain tax positions and $0.8 million of benefit from a release of valuation allowances and $0.4 million of expense for return to provision adjustments and other discrete items for the nine months ended September 30, 2016.

Non-GAAP Measures

As part of our ongoing review of financial information related to our business, we regularly use non-GAAP measures, in particular non-GAAP earnings, as we believe they provide a meaningful insight into our business and trends. We also believe that these non-GAAP measures provide readers of our financial statements with useful information and insight with respect to the results of our business. However, the presentation of non-GAAP information is not intended to be considered in isolation or as a substitute for results prepared in accordance with GAAP. Below are tables for the three and nine months ended September 30, 2016 and 2015 which detail and reconcile GAAP and non-GAAP net sales and adjusted net income:

(in thousands, except per share data)
	Q3 2016		Q3 2015		SEPT YTD 2016		SEPT YTD 2015
	Amount	Per Diluted Share	Amount	Per Diluted Share	Amount	Per Diluted Share	Amount	Per Diluted Share
Sales	$1,725,145		$1,221,416		$5,069,895		$3,696,650

Highlighted items:
Reduction in net sales related to warrants	9,611		–		13,894		–

Sales excluding highlighted items	$1,734,756		$1,221,416		$5,083,789		$3,696,650

Net income (loss) attributable to ARRIS International plc	$48,162	$0.25	$26,257	$0.18	($70,183)	($0.37)	$62,140	$0.42

Highlighted Items:
Impacting gross margin:
Share-based compensation expense	2,773	0.01	2,284	0.02	7,009	0.04	6,289	0.04
Reduction in net sales related to warrants	9,611	0.05	–	–	13,894	0.07	–	–
Acquisition accounting impacts of inventory valuation	493	–	–	–	50,824	0.26	–	–

Impacting operating expenses:
Integration, acquisition, restructuring and other costs	10,831	0.06	7,532	0.05	144,888	0.75	20,996	0.14
Amortization of intangible assets	89,042	0.46	57,132	0.38	297,417	1.55	171,062	1.15
Share-based compensation expense	15,102	0.08	14,005	0.09	37,044	0.19	40,267	0.27
Noncontrolling interest share of Non-GAAP adjustments	(776)	–	(791)	(0.01)	(2,328)	(0.01)	(1,590)	(0.01)

Impacting other (income)/expense:
Impairment of Investments	2,851	0.01	–	–	7,851	0.04	150	–
Debt amendment fees	(237)	–	669	–	(237)	–	15,051	0.10
Credit facility—ticking fees	–	–	678	–	(9)	–	678	–
Foreign exchange contract losses related to cash consideration of Pace acquisition	–	–	15,429	0.10	1,610	0.01	8,584	0.06
Adjustment to liability related to foreign tax credit benefits	–	–	(3,669)	(0.02)	–	–	(3,669)	(0.02)
France R&D tax credit	4,992	0.03	–	–	4,992	0.03	–	–
Loss on sale of building	–	–	–	–	–	–	5,142	0.03

Impacting income tax expense:
Foreign withholding tax	–	–	–	–	54,741	0.28	–	–
Net tax items	(36,140)	(0.19)	(35,845)	(0.24)	(150,014)	(0.78)	(96,500)	(0.65)

Total highlighted items	98,542	0.51	57,424	0.38	467,682	2.43	166,460	1.12

Net income excluding highlighted items	$146,704	$0.77	$83,681	$0.56	$397,499	$2.07	$228,600	$1.53

Weighted average common shares – basic		190,515		146,781		190,888		146,146

Weighted average common shares – diluted		191,508		149,313		192,115		149,196

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

Reduction in Net Sales Related to Warrants: We entered into agreements with customers for the issuance of warrants to purchase up to 14.0 million of ARRIS’ ordinary shares. Vesting of the warrants is subject to certain purchase volume commitments, and therefore the accounting guidance requires that we record the change in the fair value of warrants as a reduction in revenue. Until final vesting, changes in the fair value of the warrants will be marked to market and any adjustment recorded in revenue. We have excluded the effect of the implied fair value in calculating our non-GAAP financial measures. We believe it is useful to understand the effects of these items on our total revenues and gross margin.

Share-Based Compensation Expense: We have excluded the effect of stock-based compensation expenses in calculating our non-GAAP operating expenses and net income (loss) measures. Although stock-based compensation is a key incentive offered to our employees, we continue to evaluate our business performance excluding stock-based compensation expenses. We record non-cash compensation expense related to grants of restricted stock units. Depending upon the size, timing and the terms of the grants, the non-cash compensation expense may vary significantly but will recur in future periods.

Acquisition Accounting Impacts of Inventory Valuation: In connection with the accounting related to our acquisitions, business combinations rules require the inventory be recorded at fair value on the opening balance sheet. This is different from historical cost. Essentially we are required to write the inventory up to end customer price less a reasonable margin as a distributor. We have excluded the resulting adjustments in inventory and cost of goods sold as the historic and forward gross margin trends will differ as a result of the adjustments. We believe it is useful to understand the effects of this on cost of goods sold and margin.

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

Noncontrolling Interest share of Non-GAAP Adjustments: The joint venture formed with Charter for the acquisition of ActiveVideo is accounted for by ARRIS under the consolidation method. As a result, the consolidated statement of operations include the revenues, expenses, and gains and losses of the noncontrolling interest. The amount of net income (loss) related to the noncontrolling interest are reported and presented separately in the consolidated statement of operations. We have excluded the noncontrolling share of any non-GAAP adjusted measures recorded by the joint venture, as we believe it is useful to understand the effect of excluding this item when evaluating our ongoing performance.

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

Adjustment to Liability Related to Foreign Tax Credit Benefits: In connection with our acquisition of Motorola Home, we have obtained certain foreign tax credit benefits for which we have recorded a liability to Google resulting from certain provisions in the acquisition agreement. The expense and subsequent adjustments related to this liability has been recorded as part of other expense (income). We have excluded the effect of the expense in the calculation of our non-GAAP financial measures. We believe it is useful to understand the effects of this item on our total other expense (income).

France R&D Tax Credit: France R&D tax credits were recorded as an other asset on the date of our acquisition of Pace, as Pace France, a subsidiary of Pace, had a history of losses and did not expect to utilize their R&D Tax Credits against a future France income tax liability but rather expected to use the credits to offset non-income taxes. Our restructuring in France required a reclassification of the R&D tax credits from other assets to deferred tax assets prior to the utilization of the tax credits. This impact of the reclassification was a charge to other expense with an offsetting tax benefit. We have excluded the effect of the other expense and tax benefit in the calculation of our non-GAAP financial measures. We believe it is useful to understand the effects of this event on our total other expense (income) and income tax.

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

Financial Liquidity and Capital Resources

Overview

One of our key strategies remains maintaining and improving our capital structure. The key metrics we focus on are summarized in the table below:

Liquidity & Capital Resources Data

	Nine Months Ended September 30,
	2016	2015
	(in thousands, except DSO and turns)
Key Working Capital Items
Cash provided by operating activities	$327,196	$216,487
Cash, cash equivalents, and short-term investments	$1,099,545	$781,123
Long-term U.S. corporate & government agency bonds	$10,010	$–
Accounts receivable, net	$1,104,596	$647,726
Days Sales Outstanding (“DSOs”)	47	47
Inventory	$598,105	$367,536
Inventory turns	10.3	9.0
Key Financing Items
Term loans at face value	$2,251,938	$1,521,438
Financing lease obligation	$58,191	$58,729
Cash used for debt repayment	$297,375	$41,125
Cash used for share repurchases	$178,035	$24,999
Key Investing Items
Capital expenditures	$40,646	$37,698

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

Accounts receivable increased during the first nine months of 2016 as compared to 2015, primarily as a result of the inclusion of sales associated with the Pace products, which were not included in 2015, as well as payment patterns of our customers and timing of shipments to customers. As part of the Pace acquisition, we acquired approximately $452.3 million of accounts receivable.

Inventory increased during the first nine months of 2016 as compared to the first nine months of 2015, primarily as a result of the Pace acquisition. We acquired approximately $427.6 million of inventory upon closing of the Pace transaction in January 2016.

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

Term Debt Repayments

In the first nine months of 2016, we repaid $57.2 million of our term debt. Additionally, we repaid $240.2 million of debt assumed and settled in conjunction with the Pace acquisition in January 2016.

In the first nine months of 2015, we repaid $41.1 million of our term debt, of which $26.1 million was term debt under our senior secured credit facilities and $15.0 million was debt assumed and settled in conjunction with the ActiveVideo acquisition in April 2015.

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

In early 2016, the Company’s Board of Directors approved a $300 million share repurchase authorization replacing all prior programs. During the third quarter of 2016, ARRIS repurchased 1.0 million shares of our ordinary shares at an average price of $28.03 per share, for an aggregate consideration of approximately $28.0 million. During the first nine months of 2016, we repurchased 7.4 million shares of our common stock for $178.0 million at an average stock price of $24.09. The remaining authorized amount for stock repurchases under this plan was $122.0 million as of September 30, 2016. Unless terminated earlier by a Board resolution, this new plan will expire when ARRIS has used all authorized funds for repurchase.

During the first quarter of 2015, we repurchased 0.9 million shares of our common stock for $25.0 million at an average stock price of $28.70. No repurchases were made during the second or third quarter of 2015.

Summary of Current Liquidity Position and Potential for Future Capital Raising

We believe our current liquidity position, where we have approximately $1,109.6 million of cash, cash equivalents, short-term, long-term investments marketable securities on hand as of September 30, 2016, together with approximately $498.0 million in availability under our new Revolving Credit Facility, together with the prospects for continued generation of cash from operations are adequate for our short- and medium-term business needs. Our cash, cash-equivalents and short-term investments as of September 30, 2016 include approximately $683.6 million held by all foreign subsidiaries of which $60.7 million is held by foreign subsidiaries whose earnings we expect to reinvest indefinitely outside of the United States. We do not expect to need the cash generated by those foreign subsidiaries to fund our domestic (U.S.) operations. However, in the unforeseen event that we repatriate cash from those foreign subsidiaries, we may be required to provide for and pay U.S. taxes on permanently repatriated funds.

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

Interest rates on borrowings under the senior secured credit facilities are set forth in the table below. As of September 30, 2016, we had $928.1 million, $780.0 million and $543.8 million principal amount outstanding under the Term Loan A, Term Loan A-1 and Term Loan B Facilities. No borrowings under the Revolving Credit Facility and letters of credit totaling $2.0 million issued under the Revolving Credit Facility.

	Rate	As of September 30, 2016
Term Loan A	LIBOR + 1.75%	2.27%
Term Loan A-1	LIBOR + 1.75%	2.27%
Term Loan B	LIBOR(1) + 2.75%	3.50%
Revolving Credit Facility(2)	LIBOR + 1.75%	Not Applicable

(1)	Includes LIBOR floor of 0.75%
(2)	Includes unused commitment fee of 0.35% and letter of credit fee of 1.75% not reflected in interest rate above.

The Amended Credit Agreement provides for certain adjustments to the interest rates paid on the Term Loan A, Term Loan A-1, Term Loan B and Revolving Credit Facility based upon the achievement of certain leverage ratios.

Borrowings under the senior secured credit facilities are secured by first priority liens on substantially all of the assets of ARRIS and certain of its present and future subsidiaries who are or become parties to, or guarantors under, the Amended Credit Agreement governing the senior secured credit facilities. The Amended Credit Agreement provides terms for mandatory prepayments and optional prepayments and commitment reductions. The Amended Credit Agreement also includes events of default, which are customary for facilities of this type (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all amounts outstanding under the credit facilities may be accelerated. The Amended Credit Agreement contains usual and customary limitations on indebtedness, liens, restricted payments, acquisitions and asset sales in the form of affirmative, negative and financial covenants, which are customary for financings of this type, including the maintenance of a minimum interest coverage ratio of 3.50:1 and a maximum leverage ratio of 3.75:1 (with a scheduled decrease to 3.50:1 in the first quarter of 2017). As of September 30, 2016, we were in compliance with all covenants under the Amended Credit Agreement.

In connection with the Combination on January 4, 2016, ARRIS assumed an accounts receivable financing program (the “AR Financing Program” or the “Program”) which was entered into by Pace on June 30, 2015. Under this Program, ARRIS assigns trade receivables on a revolving basis of up to $50 million to the lender and the lender advances 95% of the receivable value to us. The remaining 5% is remitted to ARRIS upon receipt of cash from the customer. As of September 30, 2016, we had no outstanding balance under this program.

The Program is accounted for as secured borrowings and amounts outstanding are included in the current portion of long-term debt on the consolidated balance sheet. We pay certain transaction fees and interest of 1.23% on the outstanding balance in connection with this Program.

Commitments

As a result of the Pace acquisition, our contractual obligations have significantly increased from the amounts shown in the table included in our Annual Report on Form 10-K for the year ended December 31, 2015. Included below is a summary reflecting the additional contractual obligations that we have undertaken in the quarter ended September 30, 2016 (in thousands).

	Payments due by period
Contractual Obligations	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Credit facilities (1)	$89,500	$179,000	$1,983,438	$–	$2,251,938
Operating leases, net of sublease income (2)	10,265	61,621	38,354	49,958	160,198
Purchase obligations (3)	714,807	2,501	–	–	717,308

Total contractual obligations (4)	$814,572	$243,122	$2,021,792	$49,958	$3,129,444

(1)	Represents face values of Term Loan A, A-1 and B
(2)	Includes leases which are reflected in restructuring accruals on the consolidated balance sheets.
(3)

Represents obligations under agreements with non-cancelable terms to purchase goods or services. The agreements are enforceable and legally binding, and specify terms, including quantities to be purchased and the timing of the purchase.

(4)

Approximately $101.4 million of uncertain tax positions have been excluded from the contractual obligation table because we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Cash Flow

Below is a table setting forth the key line items of our Consolidated Statements of Cash Flows (in thousands):

	For the Nine Months Ended September 30,
	2016	2015
Cash provided by (used in)
Operating activities	$327,196	$216,487
Investing activities	(447,096)	(123,201)
Financing activities	288,296	14,270

Net increase (decrease) in cash and cash equivalents	$168,396	$107,556

Operating Activities:

Below are the key line items affecting cash provided by operating activities (in thousands):

	For the Nine Months Ended September 30,
	2016	2015
Consolidated net (loss) income	$(77,085)	$57,614
Adjustments to reconcile net (loss) income to cash provided by operating activities	357,624	312,250

Net income including adjustments	280,539	369,864
Increase in accounts receivable	(1,889)	(50,221)
Decrease in inventory	231,129	27,371
(Decrease) increase in accounts payable and accrued liabilities	(247,945)	6,128
All other – net	65,362	(136,655)

Cash provided by operating activities	$327,196	$216,487

Consolidated net (loss) income including adjustments, decreased $89.3 million during the first nine months of 2016 as compared to 2015. The net loss reflected in the first nine months of 2016 includes: 1) restructuring costs of $91.9 million, 2) acquisition and integration costs of $50.4 million, 3) withholding tax of $55.0 million and 4) inventory step-up in fair market value of $50.8 million. These items were either not present or were insignificant in the first nine months of 2015.

Accounts receivable increased by $1.9 million during the first nine months of 2016. The increases was primarily a result of normal purchasing pattern and payment patterns of our customers.

Inventory decreased by $231.1 million during the first nine months of 2016, reflecting timing of customer requirements and anticipated demand for certain products. In the first nine months of 2016, there was a $50.8 million reduction related to turnaround effect of inventory markup in acquisition accounting.

Accounts payable and accrued liabilities decreased by $247.9 million during the first nine months of 2016, reflecting timing of payments. The Company acquired $799.8 million of accounts payable and accrued liabilities as part of the Combination. We acquired $298.7 million of cash as part of the Combination. This cash is netted against the cash used for acquisitions in the investing section of the cash flow statement and is not included in the operating section.

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

Investing Activities:

Below are the key line items affecting investing activities (in thousands):

	For the Nine Months Ended September 30,
	2016	2015
Purchases of property, plant and equipment	$(40,646)	$(37,698)
Purchases of investments	(69,855)	(39,614)
Sales of investments	3,326	61,425
Purchase of intangible assets	(3,310)	(37,340)
Proceeds from sale-leaseback transaction	–	24,960
Acquisitions, net of cash acquired	(340,118)	(97,905)
Other, net	3,507	2,971

Cash used in investing activities	$(447,096)	$(123,201)

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

Financing Activities:

Below are the key line items affecting our financing activities (in thousands):

	For the Nine Months Ended September 30,
	2016	2015
Proceeds from issuance of debt	$800,000	$–
Payment of debt obligations	(297,375)	(41,125)
Payment for deferred financing fees and debt discount	(2,304)	(8,239)
Proceeds from sale-leaseback financing transaction	–	58,729
Payment of financing lease obligation	(557)	(264)
Repayment on account receivable financing facility	(23,546)	–
Repurchase of shares	(178,035)	(24,999)
Excess income tax benefits from stock-based compensation plans	3,560	354
Repurchase of shares to satisfy employee minimum tax withholdings	(17,762)	(32,452)
Proceeds (costs) from issuance of shares, net	4,315	8,016
Contribution from noncontrolling interest	–	54,250

Cash provided by (used in) financing activities	$288,296	$14,270

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

Contribution from noncontrolling interest – Represents the equity investment contributions by the noncontrolling interest in the joint venture formed for the ActiveVideo acquisition.

Interest Rates

As described above, all indebtedness under our senior secured credit facilities bears interest at variable rates based on LIBOR plus an applicable spread. We entered into interest rate swap arrangements to convert a notional amount of $ 1,075 million of our variable rate debt based on one-month LIBOR to a fixed rate. The objective of these swaps is to manage the variability of cash flows in the interest payments related to the portion of the variable rate debt designated as being hedged.

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

We execute letters of credit and bank guarantees in favor of certain landlords and vendors to guarantee performance on contracts. Certain financial instruments require cash collateral, and these amounts are reported in Other Assets on the Consolidated Balance Sheets. As of September 30, 2016 and December 31, 2015, we had approximately $1.6 million and $0.8 million outstanding of restricted cash, respectively.

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

We hold cost method investments in private companies. These investments are recorded at $11.3 million and $16.6 million as of September 30, 2016 and December 31, 2015, respectively. See Note 6 of Notes to the Consolidated Financial Statements for disclosures related to the fair value of our investments.

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

Capital Expenditures

Capital expenditures are made at a level designed to support the strategic and operating needs of the business. ARRIS’s capital expenditures were $40.6 million in the first nine months of 2016 as compared to $37.7 million in the first nine months of 2015. Management expects to invest approximately $60 million in capital expenditures for the fiscal year 2016.

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

For illustrative purposes only, using a hypothetical 4.0 million warrants and Black Scholes fair market value of a warrant at $10 per share, ARRIS’s net sales would result in a $40.0 million revenue adjustment for 2016.

Goodwill

While no goodwill or intangible asset impairments were recorded in 2015, as the ongoing expected cash flows and carrying amounts of our remaining goodwill and intangible assets are assessed as part of our annual testing in the fourth quarter of 2016, changes in the economic conditions, changes to our business strategy, changes in operating performance or other indicators of impairment could cause us to realize impairment charges in the future, including as a result of restructuring undertaken in connection with the integration of the former Pace operations. For example, we continue to evaluate the anticipated discounted cash flows from the Cloud software portion of our Network & Cloud segment. If current long-term projections for this unit are not realized or materially decrease, we may be required to write off all or a portion of the $81 million of goodwill and $45 million of associated intangible assets.

Forward-Looking Statements

Certain information and statements contained in this Management’s Discussion and Analysis of Financial Condition and other sections of this report, including statements using terms such as “may,” “expect,” “anticipate,” “intend,” “estimate,” “believe,” “plan,” “continue,” “could be,” or similar variations or the negative thereof, constitute forward-looking statements with respect to the financial condition, results of operations, and business of ARRIS, including statements that are based on current expectations, estimates, forecasts, and projections about the markets in which we operate and management’s beliefs and assumptions regarding these markets. These and any other statements in this document that are not statements about historical facts are “forward-looking statements.” We caution investors that forward-looking statements made by us are not guarantees of future performance and that a variety of factors could cause our actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. Important factors that could cause results or events to differ from current expectations are described in the risk factors set forth in Item 1A, Part II, “Risk Factors.” These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. In providing forward-looking statements, ARRIS expressly disclaims any obligation to update publicly or otherwise these statements, whether as a result of new information, future events or otherwise except to the extent required by law.

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

(b) Changes in Internal Control over Financial Reporting. Our principal executive officer and principal financial officer evaluated the changes in our internal control over financial reporting that occurred during the most recent fiscal quarter. Except as described below, based on that evaluation, our principal executive officer and principal financial officer concluded, that there had been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During the quarter ended March 31, 2016, we acquired Pace and have made substantial progress in the process of integrating the acquired business into our overall internal control over financial reporting process. Based on our current implementation status, we currently expect to exclude certain portions of Pace from the assessment of internal control over financial reporting as of December 31, 2016.

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

If the loss (or an additional loss in excess of any prior accrual) is reasonably possible and material, we disclose an estimate of the possible loss or range of loss, if such estimate can be made. The assessment whether a loss is probable or reasonably possible and whether the loss or a range of loss is estimable, involves a series of complex judgments about future events. Even if a loss is reasonably possible, we may not be able to estimate a range of possible loss, particularly where (i) the damages sought are substantial or indeterminate, (ii) the proceedings are in the early stages, or (iii) the matters involve novel or unsettled legal theories or a large number of parties. In such cases, there is considerable uncertainty regarding the ultimate resolution of such matters, including the amount of any possible loss. With respect to two of the matters below, we estimate the aggregate range of loss for which a reasonable estimate can be made, to be between $0 and $10.0 million. This estimate does not cover all matters listed below as, we are currently unable to reasonably estimate the possible loss or range of possible loss for each of the identified matters. The results in litigation are unpredictable and an adverse resolution of one or more of such matters not included in the estimate provided, or if losses are higher than what is currently estimated, it could have a material adverse effect on our business, financial position, results of operations or cash flows.

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

Dragon Intellectual Property v. MSOs, C.A. 13-cv-02069; 13-cv-02063, etc., District of Delaware (RGA). On December 20, 2013, Dragon IP filed suit against several MSOs alleging infringement of US Patent No. 5,930,444. Certain of our customers have requested that we provide indemnification. Claim construction obviated the plaintiff’s assertions against ARRIS products. A Petition for Inter Partes Review of the asserted patent resulted in all instituted claims being ruled to be invalid. The patent owner is appealing the claim construction and invalidity rulings. The complaint requests unspecified damages for infringement and injunction against future infringement. To date, no evidence of infringement or damages has been introduced. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify the MSOs and/or pay damages for utilizing certain technology.

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

Marking Objects Virtualization Intelligence (MOVI) v. ARRIS, C.A. 16-cv-01045, Eastern District of Texas. On September 22, 2016, MOVI filed suit against ARRIS alleging infringement of five US patents alleged to cover various digital rights management technology. The complaint requests unspecified damages for infringement. To date, no evidence of infringement or damages has been introduced. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to pay damages for utilizing certain technology.

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

Mobile Telecommunications Technologies (M-Tel) v. MSOs, C.A. 16-cv-00007, 16-cv-0013, etc., Eastern District of Texas. ARRIS v. M-Tel, C.A. 16-cv-00259, District of Delaware. On January 4, 2016, Mobile Telecommunications Technologies filed suit against several MSOs alleging infringement of three expired U.S.

patents alleged to cover various Wi-Fi functionality. Certain of our customers have requested that we provide indemnification. The M-Tel complaint requests unspecified damages for past infringement. On April 13, 2016, ARRIS filed suit against M-Tel requesting an advisory ruling on three expired U.S. patents alleged to cover various Wi-Fi functionality and asserted against our customers. The cases have been consolidated for pre-trial in a multi-district litigation proceeding in the District of Delaware. To date, no evidence of infringement or damages has been introduced. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify one or more MSOs and/or pay damages for utilizing certain technology.

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

While integration of the operations of Pace are substantially complete, we still may not realize the full benefits of the combination, including the potential synergies, cost savings or sales or growth opportunities. These benefits may not be achieved within the anticipated time frame, or at all, or additional unanticipated costs may be incurred. All of these factors could cause dilution to our earnings per share, decrease or delay the expected accretive effects of the transaction, or negatively impact the trading price of our ordinary shares. As a result, we cannot provide assurance that the Combination will result in the realization of the full benefits anticipated from the transaction.

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

The broadcast and broadband communication systems industry has historically experienced, and continues to experience, the consolidation of many industry participants. For example, Charter Communications, Inc. recently completed its acquisition of Time Warner Cable, AT&T recently completed its acquisition of DIRECTV, Verizon Communications Inc. sold certain wireline businesses to Frontier Communications Corp., and Altice recently completed its acquisition of Suddenlink and Cablevision. When consolidations occur, it is possible that the acquirer will not continue using the same suppliers, possibly resulting in an immediate or future elimination of sales opportunities for us. Even if sales are not reduced, consolidations also could result in delays in purchasing decisions by the affected companies prior to completion of the transaction. Further, even if we believe we will receive additional sales from a customer following a transaction as a result of, for example, typical network upgrades that following combinations or otherwise, no assurance can be provided that such anticipated sales will be realized. In addition, consolidations can also result in increased pressure from customers for lower prices or better terms, reflecting the increase in the total volume of products purchased or the elimination of a price differential between the acquiring customer and the company acquired. Any of these results could have a material adverse effect on our business.

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

As of September 30, 2016, we had approximately $2,251.9 million in total indebtedness and $498.0 million available under our revolving line of credit to support our working capital needs. Our debt service obligations with respect to this indebtedness could have an adverse impact on our earnings and cash flows for as long as the indebtedness is outstanding.

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

We also have outstanding warrants with certain customers to purchase our ordinary shares. Vesting of the warrants is subject to both the volume of purchases by the customers and product mix. Under applicable accounting guidance, if we believe that vesting of a tranche of the warrants is probable, we are required to mark-to-market the fair value of the warrant until it vests and any increase in the fair value is treated as a reduction in revenues from sales to the customers. The amount of the reduction in revenues that will be recorded is difficult to predict as both sales to the customers and changes in our stock price impact the calculation and are outside of management’s control. As a result the warrants could increase our revenue volatility.

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

Changes to, interpretations of, and rulings related to, U.S., the UK and other tax laws could adversely affect ARRIS.

Our business operations are subject to taxation in the U.S., UK and a number of other jurisdictions. Changes in tax laws or tax rulings, or changes in interpretations of existing laws, could materially affect our financial position and results from operations. The U.S. Congress, the Organization for Economic Co-operation and Development and other government agencies in jurisdictions where ARRIS and its affiliates do business have had an extended focus on issues related to the taxation of multinational corporations. One example is in the area of “base erosion and profit shifting,” including situations where payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. Another example involves “illegal state aid” as determined by the EU Competition Commission, which would require EU member states to recover unlawful aid given to multinational enterprises in the form of favorable transfer pricing treatment. As a result, the tax laws, and the interpretation thereof, in the United States, the United Kingdom and other countries in which ARRIS and its affiliates do business could change on a prospective or retroactive basis, and any such changes could adversely affect ARRIS and its affiliates. Further, the IRS or other applicable taxing authorities may disagree with positions we have taken in our tax filings, which could result in the requirement to pay additional tax, interest and penalties, which amounts could be significant.

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

The broadcast and broadband communication systems industry has and will continue to demand products based on open standards. The move toward open standards, including the FCC’s recently proposed rules, is expected to increase the number of service providers that will offer services to the market. This trend is also expected to increase the number of competitors who are able to supply products to service providers and drive down the capital costs per subscriber deployed. These factors may adversely impact both our future revenues and margins. In addition, many of our customers participate in “technology pools” and increasingly request that we donate a portion of our source code used by the customer to these pools which may impact our ability to recapture the R&D investment made in developing such code.

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

For the nine months ended September 30, 2016, sales to our three largest customers (including their affiliates, as applicable) accounted for approximately 53% of our total revenue. While we will have less customer concentration in the aggregate as a result of the Pace acquisition, sales to some customers have significantly increased. The loss of any of our large customers, or a significant reduction in the products or services provided to any of them would have a material adverse impact on our business. For many of these customers, we also are one of their largest suppliers. As a result, if from time-to-time customers elect to purchase products from our competitors in order to diversify their supplier base and to dual-source key products or to curtail purchasing due to budgetary or market conditions, such decisions could have material consequences to our business. In addition, because of the magnitude of our sales to these customers the terms and timing of our sales are heavily negotiated, and even minor changes can have a significant impact upon our business.

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

Our financial statements reflect substantial goodwill and intangible assets, approximately $2,083.6 million and $1,772.2 million, respectively, as of September 30, 2016, that was recognized in connection with prior acquisitions and we expect to record significant additional goodwill and intangible assets as a result of the Pace acquisition.

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

For the nine months ended September 30, 2016, approximately 27% of our sales were made outside of the United States. In addition, a significant portion of our products are manufactured or assembled in China, Mexico and Taiwan. As a result, we are exposed to risk of international operations, including:

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

Our ordinary shares are traded on The NASDAQ Global Select Market. The trading price of our shares has been and may continue to be subject to large fluctuations. Our stock price may increase or decrease in response to a number of events and factors including:

•	future announcements concerning us, key customers or competitors;
•	variations in operating results from period to period;
•	changes in financial estimates and recommendations by securities analysts;
•	developments with respect to technology or litigation;
•	the operating and stock price performance of our competitors; and
•	acquisitions and financings.

Fluctuations in the stock market, generally, also impact the volatility of our stock price. General stock market movements may adversely affect the price of our ordinary shares, regardless of our operating performance. Volatility in our stock price will also impact the fair value determination of our outstanding warrants with customers. A significant increase in our stock price while we are required to mark-to-market the fair value of the outstanding warrants to customers may increase the reduction in revenues we are required to record under the required accounting treatment for the warrants which could have a significant impact on our operating results.

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

New regulations related to conflict minerals may adversely affect us

We are subject to the SEC disclosure obligations relating to our use of so-called “conflict minerals” - columbite-tantalite, cassiterite (tin), wolframite (tungsten) and gold. These minerals are present in substantially all of our products. We are required to file a report with the SEC annually covering our use of these materials and their source.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the purchases of our equity securities made by us during the three months ended September 30, 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
July 2016	146,920	$24.15	–	$149,997
August 2016	337,791	$27.90	337,516	$140,581
September 2016	662,965	$28.10	662,484	$121,964

(1)	Includes approximately 147,676 shares subject to equity awards that were cancelled for cash to satisfy minimum tax withholding obligations that arose on the vesting of shares of restricted stock units.

Upon completing the Combination, ARRIS International plc conducted a court-approved process in accordance with section 641(1)(b) of the UK Companies Act 2006, pursuant to which we reduced our stated share capital and thereby increased our distributable reserves or excess capital out of which ARRIS may legally pay dividends or repurchase shares. Distributable reserves are not linked to a U.S. GAAP reported amount.

In early 2016, the Company’s Board of Directors approved a $300 million share repurchase authorization replacing all prior programs. During the third quarter of 2016, ARRIS repurchased 1.0 million shares of our ordinary shares at an average price of $28.03 per share, for an aggregate consideration of approximately $28.0 million. During the first nine months of 2016, we repurchased 7.4 million shares of our common stock for $178.0 million at an average stock price of $24.09. The remaining authorized amount for stock repurchases under this plan was $122.0 million as of September 30, 2016. Unless terminated earlier by a Board resolution, this new plan will expire when ARRIS has used all authorized funds for repurchase.

Item 6. EXHIBITS

Exhibit No.	Description of Exhibit

4.1*	Warrant and Registration Rights Agreement dated September 30, 2016 (incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed on October 6, 2016)
10.1	Amended and Restated Employment Agreement with Bruce McClelland effective as of September 1, 2016 (incorporated by reference from Exhibit 10.1 the Current Report on Form 8-K filed on August 24, 2016)
10.2	Third Amendment dated September 1, 2016 to the Amended and Restated Employment Agreement with Robert J. Stanzione (incorporated by reference from Exhibit 10.1 the Current Report on Form 8-K filed on September 2, 2016)
31.1	Section 302 Certification of Chief Executive Officer, filed herewith
31.2	Section 302 Certification of Chief Financial Officer, filed herewith
32.1	Section 906 Certification of Chief Executive Officer, filed herewith
32.2	Section 906 Certification of Chief Financial Officer, filed herewith
101.INS	XBRL Instant Document, filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document, filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document, filed herewith
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document, filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, filed herewith

*	Portions of this document were omitted and filed separately with the SEC pursuant to a request for confidential treatment in accordance with Rule 24b-2 of the Exchange Act.

SIGNATURES

Pursuant to the requirements the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARRIS INTERNATIONAL PLC

/s/ David B. Potts
David B. Potts
Executive Vice President, Chief Financial Officer and Chief Accounting Officer

Dated: November 7, 2016