Form 10-Q
period 2017-03-31
ARRIS International plc
filed 2017-05-09
CIK 1645494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

For the quarter ended March 31, 2017

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

As of April 30, 2017, 187,781,876 shares of ARRIS International plc’s Ordinary Shares were outstanding.

ARRIS INTERNATIONAL PLC

FORM 10-Q

For the Three Months Ended March 31, 2017

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARRIS INTERNATIONAL PLC

CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data) (unaudited)

	March 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$1,126,248	$980,123
Short-term investments, at fair value	90,673	115,553

Total cash, cash equivalents and short-term investments	1,216,921	1,095,676
Accounts receivable (net of allowances for doubtful accounts of $16,325 in 2017 and $15,253 in 2016)	1,069,771	1,359,430
Other receivables	57,454	73,193
Inventories (net of reserves of $78,167 in 2017 and $72,596 in 2016)	556,264	551,541
Prepaid income taxes	21,845	51,476
Prepaids	27,898	21,163
Other current assets	132,338	127,593

Total current assets	3,082,491	3,280,072
Property, plant and equipment (net of accumulated depreciation of $338,846 in 2017 and $319,473 in 2016)	354,050	353,377
Goodwill	2,018,012	2,016,169
Intangible assets (net of accumulated amortization of $1,312,929 in 2017 and $1,254,360 in 2016)	1,586,187	1,677,178
Investments	65,035	72,932
Deferred income taxes	190,037	298,757
Other assets	58,919	59,877

Total assets	$7,354,731	$7,758,362

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,020,234	$1,048,904
Accrued compensation, benefits and related taxes	73,220	139,794
Accrued warranty	46,330	49,618
Deferred revenue	145,197	132,128
Current portion of long-term debt and financing lease obligation	82,767	82,734
Income taxes payable	20,278	23,133
Other accrued liabilities	300,861	357,823

Total current liabilities	1,688,887	1,834,134
Long-term debt and financing lease obligation, net of current portion	2,159,300	2,180,009
Accrued pension	54,809	52,652
Noncurrent income taxes	120,493	123,344
Deferred income taxes	89,260	223,529
Other noncurrent liabilities	112,977	117,957

Total liabilities	4,225,726	4,531,625

Stockholders’ equity:
Ordinary shares, nominal value £0.01 per share, 190.7 million and 190.1 million shares issued and outstanding in 2017 and 2016, respectively	2,802	2,831
Capital in excess of par value	3,322,803	3,314,707
Accumulated deficit	(243,207)	(132,013)
Accumulated other comprehensive income	10,628	3,291

Total ARRIS International plc stockholders’ equity	3,093,026	3,188,816
Stockholders’ equity attributable to noncontrolling interest	35,979	37,921

Total stockholders’ equity	3,129,005	3,226,737

Total liabilities and stockholders’ equity	$7,354,731	$7,758,362

See accompanying notes to the consolidated financial statements.

ARRIS INTERNATIONAL PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except share and per share data) (unaudited)

	Three months ended March 31,
	2017	2016
Net sales	$1,483,105	$1,614,706
Cost of sales	1,145,848	1,230,674

Gross margin	337,257	384,032
Operating expenses:
Selling, general, and administrative expenses	104,638	119,963
Research and development expenses	132,962	161,147
Amortization of acquired intangible assets	93,646	98,493
Integration, acquisition, restructuring and other costs	10,095	90,919

Total operating expenses	341,341	470,522
Operating loss	(4,084)	(86,490)
Other expense (income):
Interest expense	19,683	19,626
Loss on investments	4,530	1,959
Loss on foreign currency	4,740	12,241
Interest income	(1,922)	(783)
Other expense (income), net	(85)	(350)

Loss before income taxes	(31,030)	(119,183)
Income tax expense	10,001	86,013

Consolidated net loss	(41,031)	(205,196)
Net loss attributable to noncontrolling interest	(1,933)	(2,623)

Net loss attributable to ARRIS International plc.	$(39,098)	$(202,573)

Net loss per ordinary share (1):
Basic	$(0.21)	$(1.06)

Diluted	$(0.21)	$(1.06)

Weighted average ordinary shares:
Basic	189,796	191,743

Diluted	189,796	191,743

(1)	Calculated based on net loss attributable to shareowners of ARRIS International plc

See accompanying notes to the consolidated financial statements.

ARRIS INTERNATIONAL PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands) (unaudited)

	Three months ended March 31,
	2017	2016
Consolidated net loss	$(41,031)	$(205,196)
Available-for-sale securities:
Unrealized loss on available-for-sale securities, net of tax of $(52) and $137 in 2017 and 2016, respectively	96	(232)
Reclassification adjustments recognized in net loss, net of tax of $2 and $(7) in 2017 and 2016, respectively	(3)	12

Net change in available-for-sale	93	(220)

Derivative instruments:
Unrealized gain (loss) on derivative instruments, net of tax of $(634) and $5,242 in 2017 and 2016, respectively	1,420	(9,933)
Reclassification adjustments recognized in net loss, net of tax of $(372) and $(601) in 2017 and 2016, respectively	832	1,140

Net change in derivative instruments	2,252	(8,793)

Pension liabilities:
Reclassification adjustments recognized in net loss	11	(1,897)

Net change in pension liabilities	11	(1,897)

Cumulative translation adjustments	4,981	3,080

Other comprehensive income (loss), net of tax	7,337	(7,830)

Comprehensive loss	(33,694)	(213,026)

Comprehensive loss attributable to noncontrolling interest	(1,942)	(2,626)

Comprehensive loss attributable to ARRIS International plc	$(31,752)	$(210,400)

See accompanying notes to the consolidated financial statements.

ARRIS INTERNATIONAL PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (unaudited)

	Three months ended March 31,
	2017	2016
Operating activities:
Consolidated net loss	$(41,031)	$(205,196)
Depreciation	21,313	23,871
Amortization of acquired intangible assets	95,306	99,766
Amortization of deferred financing fees and debt discount	1,903	1,929
Deferred income tax provision	(20,783)	(36,913)
Foreign currency remeasurement of certain income tax accounts	3,131	–
Stock compensation expense	19,415	14,276
Provision for non-cash warrants	2,423	–
Provision for doubtful accounts	(179)	845
Loss on disposal of property, plant & equipment and other	292	(16)
Loss on investments and other	4,530	1,959
Excess income tax benefits from stock-based compensation	–	(2,354)
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	292,297	130,461
Other receivables	15,739	9,263
Inventories	(3,152)	166,177
Accounts payable and accrued liabilities	(144,640)	(535,651)
Prepaids and other, net	3,419	109,048

Net cash provided by (used in) operating activities	249,983	(222,535)

Investing activities:
Purchases of investments	(55,879)	(4,778)
Sales of investments	91,885	2,093
Purchases of property, plant and equipment	(21,867)	(9,140)
Purchases of intangible assets	–	(1,310)
Acquisition, net of cash acquired	–	(340,118)
Other, net	826	2,932

Net cash provided by (used in) investing activities	14,965	(350,321)
Financing activities:
Proceeds from (cost of) issuance of shares, net	23	(2,716)
Repurchase of shares	(83,110)	(150,003)
Excess income tax benefits from stock-based compensation	–	2,354
Repurchase of shares to satisfy employee minimum tax withholdings	(13,754)	(14,045)
Proceeds from issuance of debt	–	800,000
Payment of debt obligations	(22,375)	(252,625)
Payment of financing lease obligation	(204)	(164)
Payment for account receivable financing facility	–	(12,042)
Payment for deferred financing fees and debt discount	–	(2,304)

Net cash (used in) provided by financing activities	(119,420)	368,455
Effect of exchange rate changes on cash and cash equivalents	597	–
Net increase in cash and cash equivalents	146,125	(204,401)
Cash and cash equivalents at beginning of year	980,123	863,582

Cash and cash equivalents at end of year	$1,126,248	$659,181

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

ARRIS International plc (together with its consolidated subsidiaries and consolidated venture, except as the context otherwise indicates, “ARRIS” or the “Company”) is a global media entertainment and data communications solutions provider, headquartered in Suwanee, Georgia. The Company operates in two business segments, Customer Premises Equipment (“CPE”) and Network & Cloud (“N&C”) (See Note 14 Segment Information for additional details), specializing in enabling service providers including cable, telephone, and digital broadcast satellite operators and media programmers to deliver media, voice, and IP data services to their subscribers. ARRIS is a leader in set-tops, digital video and Internet Protocol Television distribution systems, broadband access infrastructure platforms, and associated data and voice Customer Premises Equipment. The Company’s solutions are complemented by a broad array of services including technical support, repair and refurbishment, and systems design and integration.

The consolidated financial statements include the accounts of the Company and its wholly owned foreign and domestic subsidiaries and consolidated venture in which the Company owns more than 50% of the outstanding voting shares of the entity. All intercompany accounts and transactions have been eliminated.

The accompanying financial data as of March 31, 2017 and for the three months ended March 31, 2017 and March 31, 2016 has been prepared by the Company, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The December 31, 2016 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

In the opinion of management, all normal recurring adjustments necessary to present fairly the consolidated balance sheet as of March 31, 2017 ; the consolidated statements of operations, the statements of comprehensive income (loss), and the statements of cash flows for the three months ended March 31, 2017 and March 31, 2016 as applicable, have been made. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The Company has evaluated subsequent events through the date that the financial statements were issued.

Note 2. Impact of Recently Adopted Accounting Standards

Adoption of new accounting standards — In July 2015, the Financial Accounting Standards Board (“FASB”) issued updated guidance related to the simplification of the measurement of inventory. This standard update applies to inventory that is measured using first-in, first-out or average cost methods. The standard update requires entities to measure inventory at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This standard update is effective for fiscal years beginning after December 15, 2016. ARRIS adopted this update as of January 1, 2017. The adoption of this guidance did not have any impact on the Company’s consolidated financial position and results of operations.

In March 2016, the FASB issued guidance, Improvements to Employee Share-Based Payment Accounting, which simplifies the accounting for share-based payment transactions. The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement. In addition, the new standard includes provisions that impact the classification of awards as either equity or liabilities and the classification of excess tax benefits on the cash flow statements. ARRIS adopted this guidance in the first quarter of 2017. Upon adoption, using the modified retrospective transition method, the Company recorded a cumulative-effect adjustment for previously unrecognized excess tax benefits of $8.9 million, decreasing opening accumulated deficit and increasing non-current deferred tax assets. Applying the guidance prospectively, an income tax expense of approximately $0.4 million was recognized in the quarter ended March 31, 2017. Also as a result of the adoption of this guidance, the Company made an accounting policy election to continue to estimate the number of forfeitures expected to occur and has applied the amendments in this guidance relating to classification on the statement of cash flows prospectively, as such no prior periods have been adjusted. Following adoption, the primary impact on the Consolidated Financial Statements will be the recognition of excess tax benefits in the provision for income taxes rather than additional paid-in capital, which will likely result in increased volatility in the reported amounts of income tax expense and net income. The tax effects will be treated as discrete items. The actual impact of adopting this standard on the effective tax rate will vary depending on ARRIS’s share price during fiscal 2017.

In October 2016, the FASB issued new guidance for intra-entity transfer of assets other than inventory that requires companies to immediately recognize income tax effects of intercompany transactions in their income statements, eliminating the current exception that allows companies to defer the income tax effects of certain intercompany transactions. The new guidance will be effective for public business entities in fiscal years beginning after December 15, 2017. Early adoption is only permitted as of the beginning of an annual reporting period. ARRIS adopted this update as of January 1, 2017. Upon adoption, using the modified retrospective transition method, the Company recorded a cumulative-effect adjustment for previously recognized prepaid income taxes, increasing opening accumulated deficit by $2.0 million and non-current deferred tax assets by $4.5 million, and decreasing other current prepaid asset by $2.5 million. Applying the guidance prospectively, an income tax expense of approximately $8.0 million was recognized in the quarter ended March 31, 2017. Also as a result of the adoption of this guidance, any future inter-company sale transactions of assets other than inventory will result in either income tax expense or benefit in the period of the transaction.

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

The Company has a cross-functional team that is analyzing the impact of the standard on our revenue streams and contract portfolio to identify potential differences that would arise from applying the requirements of the new standard. To date, the Company has identified major revenue streams, performed an analysis of a sample of contracts to evaluate the impact of the standard, and begun the drafting of our accounting policies and evaluating the new disclosure requirements. ARRIS is in the process of implementing changes to its systems, business processes and controls to support the adoption of the new standard.

At this stage, the Company is currently evaluating the potential impact of this standard on its consolidated financial statements. The actual impact of adoption will be based on open contracts existing at December 31, 2017 and is subject to the finalization of our transition method. While the Company has not finalized its evaluation, in certain instances, the Company will recognize revenue earlier under the new standard. For example, ARRIS will recognize revenue earlier for certain software license contracts that the Company enters into with its customers. Likewise, the Company will recognize revenue earlier for certain arrangements with Value Added Resellers (VARs) currently accounted for utilizing the sell-through method.

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

In August 2016, the FASB issued amended guidance on the classification of certain cash receipts and payments in the statement of cash flows. The primary purpose of the amended guidance is to reduce the diversity in practice that has resulted from the lack of consistent principles on this topic. The amended guidance adds or clarifies guidance on eight cash flow issues, including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or certain other debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. The guidance is effective for the Company beginning January 1, 2018 for both interim and annual reporting periods, with early adoption permitted. Entities must apply the guidance retrospectively to all periods presented but may apply it prospectively from the earliest date practicable if retrospective application would be impracticable. The Company is currently assessing the potential impact of the adoption of this guidance on its Consolidated Financial Statements.

In November 2016, the FASB issued new guidance that requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted. The amendment should be adopted retrospectively. The Company is currently evaluating how the adoption of this standard will have on its consolidated financial statements.

In January 2017, the FASB issued an accounting standard update that clarifies the definition of a business to help companies evaluate whether acquisition or disposal transactions should be accounted for as asset groups or as businesses. The accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2019 on a prospective basis. The impact of this accounting standard update will be facts and circumstances dependent, but the Company expects that in some situations transactions that were previously accounted for as business combinations or disposal transactions will be accounted for as asset purchases or asset sales under the accounting standard update.

In January 2017, the FASB issued an accounting standard update that removes Step two of the goodwill impairment test, which requires the assessment of fair value of individual assets and liabilities of a reporting unit to measure goodwill impairments. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value. The accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2021 on a prospective basis, and early adoption is permitted. Given current circumstances, the Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements. Nevertheless, the Company will continue to monitor the potential impact of the new guidance on the Company’s consolidated financial statements.

In March 2017, the FASB issued an accounting standard update that requires entities to disaggregate the service cost component from the other components of net periodic benefit costs and present it with other current compensation costs for related employees in the income statement, and present the other components elsewhere in the income statement and outside of income from operations if that subtotal is presented. The amendments in this update also allow only the service cost component to be eligible for capitalization when applicable. The accounting standard update will be effective for the Company in the first quarter of fiscal 2019. Early adoption is permitted. The Company is currently evaluating how the adoption of this standard will have on its consolidated financial statements.

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

The Company completed the accounting for the aforementioned business combination during the fourth quarter of 2016.

Pending acquisition of Ruckus Wireless and ICX Switch business

On February 22, 2017, ARRIS, Broadcom Corporation, and a subsidiary of Broadcom entered into a Stock and Asset Purchase Agreement (“Purchase Agreement”), pursuant to which, upon the terms and subject to the satisfaction or waiver of the conditions in the Purchase Agreement, ARRIS will acquire Brocade Communication Systems Inc.’s Ruckus Wireless and ICX Switch product lines (the “Ruckus Networks”) for approximately $800 million in cash, subject to adjustment as provided in the Purchase Agreement. The acquisition is subject to the completion of the acquisition of Brocade by Broadcom.

This acquisition of these product lines will expand ARRIS’s leadership in converged wired and wireless networking technologies beyond the home into the education, public venue, enterprise, hospitality, and MDU segments. ARRIS plans to establish a dedicated business segment within the Company focused on innovative wireless networking and wired switching technology to address evolving and emerging needs across a number of vertical markets.

Note 4. Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the year to date period ended March 31, 2017 are as follows (in thousands):

	CPE	N & C	Total
Goodwill	$1,391,171	$1,003,654	$2,394,825
Accumulated impairment losses	–	(378,656)	(378,656)

Balance as of December 31, 2016	$1,391,171	$624,998	$2,016,169

Changes in year 2017:
Currency translation and other	1,843	–	1,843

Balance as of March 31, 2017	$1,393,014	$624,998	$2,018,012
Goodwill	1,393,014	1,003,654	2,396,668
Accumulated impairment losses	–	(378,656)	(378,656)

Balance as of March 31, 2017	$1,393,014	$624,998	$2,018,012

Intangible Assets

The gross carrying amount and accumulated amortization of the Company’s acquired intangible assets as of March 31, 2017 and December 31, 2016 are as follows (in thousands):

	March 31, 2017			December 31, 2016
	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value
Definite-lived intangible assets :
Customer relationships	$1,575,351	$663,736	$911,615	$1,572,947	$624,719	$948,228
Developed technology, patents & licenses	1,250,893	623,144	627,749	1,248,719	571,808	676,911
Trademarks, trade and domain names	62,872	26,049	36,823	83,472	41,433	42,039
Backlog	–	–	–	16,400	16,400	–

Sub-total	$2,889,116	$1,312,929	$1,576,187	$2,921,538	$1,254,360	$1,667,178

Indefinite-lived intangible assets:
Trademarks	5,900	–	5,900	5,900	–	5,900
In-process research and development	4,100	–	4,100	4,100	–	4,100

Sub-total	10,000	–	10,000	10,000	–	10,000

Total	$2,899,116	$1,312,929	$1,586,187	$2,931,538	$1,254,360	$1,677,178

As of March 31, 2017, certain fully amortized intangible assets have been eliminated from both the gross and accumulated amortization amounts.

Amortization expense is reported in the consolidated statements of operations within cost of goods sold and operating expenses. The following table presents the amortization of acquired intangible assets (in thousands):

	Three Months Ended March 31,
	2017	2016
Cost of sales	$711	$324
Selling, general & administrative expense	949	949
Amortization of acquired intangible assets (1)	93,646	98,493

Total	$95,306	$99,766

(1)	Reflects amortization expense for the intangible assets acquired through business combinations.

The estimated total amortization expense for finite-lived intangibles for each of the next five fiscal years is as follows (in thousands):

2017 (for the remaining nine months)	$276,400
2018	316,908
2019	270,876
2020	259,145
2021	124,359
Thereafter	328,499

Note 5. Investments

ARRIS’s investments consisted of the following (in thousands):

	As of March 31, 2017	As of December 31, 2016
Current Assets:
Available-for-sale securities	$90,673	$115,553
Noncurrent Assets:
Available-for-sale securities	5,101	15,391
Equity method investments	26,458	22,688
Cost method investments	4,091	6,841
Other investments	29,385	28,012

Total classified as non-current assets	65,035	72,932

Total	$155,708	$188,485

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

The amortized costs and fair value of available-for-sale securities were as follows (in thousands):

	March 31, 2017				December 31, 2016
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit (foreign)	$59,563	$—	$—	$59,563	$87,372	$—	$—	$87,372
Corporate bonds	31,094	35	(19)	31,110	34,175	35	(77)	34,133
Short-term bond fund	—	—	—	—	5,046	69	(69)	5,046
Corporate obligations	4	—	—	4	3	—	—	3
Money markets	54	—	—	54	54	—	—	54
Mutual funds	101	7	—	108	94	28	(21)	101
Other investments	4,823	202	(90)	4,935	4,192	530	(487)	4,235

Total	$95,639	$244	$(109)	$95,774	$130,936	$662	$(654)	$130,944

The following table represents the breakdown of the available-for-sale investments with gross unrealized losses and the duration that those losses had been unrealized (in thousands):

	March 31, 2017
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Certificates of deposit (foreign)	$59,563	$—	$—	$—	$59,563	$—
Corporate bonds	31,110	(19)	—	—	31,110	(19)
Short-term bond fund	—	—	—	—	—	—
Corporate obligations	4	—	—	—	4	—
Money markets	54	—	—	—	54	—
Mutual funds	108	—	—	—	108	—
Other investments	4,935	(90)	—	—	4,935	(90)

Total	$95,774	$(109)	$—	$—	$95,774	$(109)

	December 31, 2016
	Less than 12 months		12 months or more		Total
	Fair value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Certificates of deposit (foreign)	$87,372	$—	$—	$—	$87,372	$—
Corporate bonds	34,133	(77)	—	—	34,133	(77)
Short-term bond fund	5,046	(69)	—	—	5,046	(69)
Corporate obligations	3	—	—	—	3	—
Money markets	54	—	—	—	54	—
Mutual funds	101	(21)	—	—	101	(21)
Other investments	4,235	(487)	—	—	4,235	(487)

Total	$130,944	$(654)	$—	$—	$130,944	$(654)

As of March 31, 2017, for fixed income securities that were in unrealized loss positions, the Company has determined that (i) it does not have the intent to sell any of these investments, and (ii) it is more likely than not that it will not be required to sell any of these investments before recovery of the entire amortized cost basis.

The sale and/or maturity of available-for-sale securities resulted in the following activity (in thousands):

	Three Months Ended March 31,
	2017	2016
Proceeds from sales	$91,885	$2,093
Gross gains	10	26
Gross losses	—	—

The contractual maturities of the Company’s available-for-sale securities as of March 31, 2017 are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties (in thousands):

	March 31, 2017
	Amortized Cost	Fair Value
Within 1 year	$90,657	$90,673
After 1 year through 5 years	—	—
After 5 year through 10 years	—	—
After 10 years	4,982	5,101

Total	$95,639	$95,774

Other-than-temporary investment impairments – In making this determination, ARRIS evaluates its investments for any other-than-temporary impairment on a quarterly basis considering all available evidence, including changes in general market conditions, specific industry and individual entity data, the financial condition and the near-term prospects of the entity issuing the security, and the Company’s ability and intent to hold the investment until recovery. For the three months ended March 31, 2017, ARRIS concluded that one private company had indicators of impairment, as the cost basis exceeded the fair value of the investment, resulting in other-than-temporary impairment charge of $2.8 million. These charges are reflected in the Consolidated Statements of Operations.

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

The following table presents the Company’s investment assets (excluding equity and cost method investments) and derivatives measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017
	Level 1	Level 2	Level 3	Total
Certificates of deposit (foreign)	$–	$59,563	$–	$59,563
Corporate bonds	–	31,110	–	31,110
Corporate obligations	–	4	–	4
Money markets	54	–	–	54
Mutual funds	108	–	–	108
Other investments	–	4,935	–	4,935
Interest rate derivatives – asset derivatives	–	9,130	–	9,130
Interest rate derivatives – liability derivatives	–	(7,018)	–	(7,018)
Foreign currency contracts – asset position	–	3,159	–	3,159
Foreign currency contracts – liability position	–	(4,941)	–	(4,941)

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Certificates of deposit (foreign)	$–	$87,372	$–	$87,372
Corporate bonds	–	34,133	–	34,133
Short-term bond fund	5,046	–	–	5,046
Corporate obligations	–	3	–	3
Money markets	54	–	–	54
Mutual funds	101	–	–	101
Other investments	–	4,235	–	4,235
Interest rate derivatives – asset derivatives	–	7,860	–	7,860
Interest rate derivatives – liability derivatives	–	(9,006)	–	(9,006)
Foreign currency contracts – asset position	–	7,369	–	7,369
Foreign currency contracts – liability position	–	(3,671)	–	(3,671)

In addition to the financial instruments included in the above table, certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis in accordance with applicable authoritative guidance. This includes items such as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and nonfinancial long-lived asset groups measured at fair value for an impairment assessment. In general, nonfinancial assets including goodwill, other intangible assets and property and equipment are measured at fair value when there is an indication of impairment and are recorded at fair value only when any impairment is recognized. As of March 31, 2017, the Company had not recorded any impairment related to such assets and had no other material nonfinancial assets or liabilities requiring adjustments or write-downs to their current fair value.

The Company believes the principal amount of debt as of March 31, 2017 approximated fair value because of interest-bearing rates that are adjusted periodically, analysis of recent market conditions, prevailing interest rates, and other Company specific factors. The Company has classified the debt as a Level 2 item within the fair value hierarchy.

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

Cash Flow Hedges of Interest Rate Risk

In April 2013, ARRIS Group entered into senior secured credit facilities having variable interest rates with Bank of America, N.A. and various other institutions, which are comprised of (i) a “Term Loan A Facility” of $1.1 billion, (ii) a “Term Loan B Facility” of $825 million and (iii) a “Revolving Credit Facility” of $250 million. In June 2015, ARRIS Group amended and restated its existing credit agreement to improve the terms and conditions of the credit agreement, extend the maturities of certain loan facilities, increase the amount of the revolving credit facility, and add a new ”Term Loan A-1 Facility” to fund the acquisition of Pace. As a result of exposure to interest rate movements, ARRIS Group entered into various interest rate swap arrangements, which effectively converted $625 million of its variable-rate debt based on one-month LIBOR to an aggregate fixed rate. The aggregated fixed rate changes as certain swaps mature and other swaps begin and could vary up by 50 basis points or down by 25 basis points based on future changes to the Company’s net leverage ratio. Based on the Company’s interest rates as of March 31, 2017, the aggregate fixed rate for swaps in effect and outstanding through December 29, 2017 is 3.15% per annum, and the aggregate fixed rate for swaps in effect and outstanding from December 29, 2017 through March 31, 2020 is 4.00% per annum. ARRIS Group has designated these swaps as cash flow hedges, and the objective of these hedges is to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged.

During 2016, ARRIS entered into nine $50 million interest rate swap arrangements as a result of the additional exposure from the new Term Loan A-1 Facility. These arrangements effectively converted $450 million of the Company’s variable-rate debt based on one-month LIBOR to an aggregate fixed rate of 2.73% per annum based on the Company’s interest rates as of March 31, 2017. This fixed rate could vary by up 50 basis points or down by 25 basis points based on future changes to the Company’s net leverage ratio. Each of these swaps matures on March 31, 2020. ARRIS has designated these swaps as cash flow hedges, and the objective of these hedges is to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2017, such derivatives were used to hedge the variable cash flows associated with debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2017, the Company did not have expenses related to hedge ineffectiveness in earnings.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Over the next 12 months, the Company estimates that an additional $1.2 million may be reclassified as an increase to interest expense.

The table below presents the impact the Company’s derivative financial instruments had on the Accumulated Other Comprehensive Income and Statement of Operations for the three months ended March 31, 2017 and 2016 (in thousands):

	Location of Gain(Loss) Reclassified from AOCI into Income	Three months ended March 31,

		2017	2016
Gain (loss) Recognized in OCI on Derivatives (Effective Portion)	Interest expense	$2,054	$(15,175)
Amounts Reclassified from Accumulated OCI into Income (Effective Portion)	Interest expense	1,204	1,741

The following table indicates the location on the Consolidated Balance Sheets in which the Company’s derivative assets and liabilities designated as hedging instruments have been recognized and the related fair values of those derivatives of March 31, 2017 and December 31, 2016 were as follows (in thousands):

	Balance Sheet Location	March 31, 2017	December 31, 2016
Derivatives designated as hedging instruments:

Interest rate derivatives – asset derivatives	Other current assets	1,131	222

Interest rate derivatives – asset derivatives	Other assets	7,999	8,043

Interest rate derivatives – liability derivatives	Other accrued liabilities	(2,344)	(2,989)

Interest rate derivatives – liability derivatives	Other noncurrent liabilities	(4,674)	(6,421)

Credit-risk-related Contingent Features

ARRIS has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. As of March 31, 2017 and December 31, 2016, the fair value of derivatives, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was a net asset position of $2.0 million and a net liability position of $1.4 million, respectively. As of March 31, 2017, the Company has not posted any collateral related to these agreements nor has it required any of its counterparties to post collateral related to these or any other agreements.

Non-designated hedges of foreign currency risk

The Company has U.S. dollar functional currency entities that bill certain international customers in their local currency and foreign functional currency entities that procure in U.S. dollars. ARRIS also has certain predictable expenditures for international operations in local currency. Additionally, certain intercompany transactions are denominated in foreign currencies and subject to revaluation. To mitigate the volatility related to fluctuations in the foreign exchange rates for certain exposures, ARRIS has entered into various foreign currency contracts. As of March 31, 2017, the Company had option collars with notional amounts totaling 35 million euros which mature in throughout 2017, forward contracts with notional amounts totaling 30 million euros which mature throughout 2017, forward contracts with a total notional amount of 50 million Australian dollars which mature throughout 2017, forward contracts with notional amounts totaling 35 million Canadian dollars which mature throughout 2017, forward contracts with notional amounts totaling 80 million British pounds which mature throughout 2017 and forward contracts with notional amounts totaling 567.2 million South African rand which mature throughout 2017 and 2018.

The Company’s objectives in using foreign currency derivatives are to add stability to foreign currency gains and losses recorded as other expense (income) and to manage its exposure to foreign currency movements. To accomplish this objective, the Company uses foreign currency option and foreign currency forward contracts as part of its foreign currency risk management strategy. The Company’s foreign currency derivative instruments economically hedge certain risk but are not designated as hedges, and accordingly, all changes in the fair value of the instruments are recognized as a loss (gain) on foreign currency in the Consolidated Statements of Operations. The maximum time frame for ARRIS’s derivatives is currently 13 months.

The following table indicates the location on the Consolidated Balance Sheets in which the Company’s derivative assets and liabilities not designated as hedging instruments have been recognized and the related fair values of those derivatives as of March 31, 2017 and December 31, 2016 were as follows (in thousands):

	Balance Sheet Location	March 31, 2017	December 31, 2016
Derivatives not designated as hedging instruments:

Foreign exchange contracts – asset derivatives	Other current assets	$3,104	$7,369

Foreign exchange contracts – asset derivatives	Other assets	55	–

Foreign exchange contracts – liability derivatives	Other accrued liabilities	(4,941)	(3,671)

The change in the fair values of ARRIS’s derivatives not designated as hedging instruments recorded in the Consolidated Statements of Operations during the three months ended March 31, 2017 and 2016 were as follows (in thousands):

		Three months ended March 31,
	Statement of Operations Location	2017	2016
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Loss on foreign currency	$6,707	$17,455

Note 8. Pension Benefits

Components of Net Periodic Pension Cost (in thousands):

	U.S. Pension Plans		Non-U.S. Pension Plans
	Three months ended March 31,		Three months ended March 31,
	2017	2016	2017	2016
Service cost	$–	$–	$154	$173
Interest cost	434	438	113	151
Return on assets (expected)	(224)	(199)	(75)	(68)
Amortization of net actuarial loss(gain)	138	194	–	(1,897)

Net periodic pension cost	$348	$433	$192	$(1,641)

Employer Contributions

No minimum funding contributions are required in 2017 under the Company’s U.S. defined benefit plan. During the quarter ended March 31, 2017, the Company made a minimum funding contribution of $0.3 million related to its Taiwan pension plan.

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

Information regarding the changes in ARRIS’s aggregate product warranty liabilities for the three months ended March 31, 2017 was as follows (in thousands):

Balance at December 31, 2016	$88,187
Accruals related to warranties (including changes in assumptions)	9,586
Settlements made (in cash or in kind)	(13,052)

Balance at March 31, 2017	$84,721

Note 10. Inventories

The components of inventory were as follows, net of reserves (in thousands):

	March 31, 2017	December 31, 2016
Raw material	$88,747	$86,243
Work in process	7,577	3,877
Finished goods	459,940	461,421

Total inventories, net	$556,264	$551,541

Note 11. Property, Plant and Equipment

Property, plant and equipment, at cost, consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Land	$68,562	$68,562
Buildings and leasehold improvements	177,352	163,333
Machinery and equipment	446,982	440,955

	692,896	672,850
Less: Accumulated depreciation	(338,846)	(319,473)

Total property, plant and equipment, net	$354,050	$353,377

Note 12. Restructuring, Acquisition and Integration

Restructuring

The following table represents a summary of and changes to the restructuring accrual, which is primarily composed of accrued severance and other employee costs and contractual obligations that related to excess leased facilities (in thousands):

	Employee severance & termination benefits	Contractual obligations and other	Total
Balance at December 31, 2016	$27,886	$2,243	$30,129
Restructuring charges	3,555	2,906	6,461
Cash payments / adjustments	(5,153)	(714)	(5,867)

Balance at March 31, 2017	$26,288	$4,435	$30,723

Employee severance and termination benefits – In the first quarter of 2017, ARRIS recorded restructuring charges of $3.6 million related to severance and employee termination benefits for 76 employees. This initiative affected all segments. The liability for the plan is expected to be paid in 2017.

In first quarter of 2016, ARRIS completed its acquisition of Pace. ARRIS initiated restructuring plans as a result of the Acquisition that focuses on the rationalization of personnel, facilities and systems across the ARRIS organization. The estimated cost recorded during 2016 was approximately $96.3 million. This amount is included in the Consolidated Statement of Operations in the line item titled “Integration, acquisition, restructuring costs and other costs”. The restructuring plan affected approximately 1,545 employees across the company. The remaining liability is expected to be paid in 2017.

Contractual obligations – ARRIS has accruals representing contractual obligations that relate to excess leased facilities. A liability for such costs is recognized and measured initially at fair value on the cease-use date based on remaining lease rentals, adjusted for the effects of any prepaid or deferred items recognized, reduced by the estimated sublease rentals that could be reasonably obtained even if it is not the intent to sublease. The fair value of these liabilities is based on a net present value model using a credit-adjusted risk-free rate. The liability will be paid out over the remainder of the leased properties’ terms, which continue through 2021. Actual sublease terms may differ from the estimates originally made by the Company. Any future changes in the estimates or in the actual sublease income could require future adjustments to the liabilities, which would impact net income in the period the adjustment is recorded. During the first quarter of 2017, the Company exited two facilities and recorded a charge of $2.9 million.

Acquisition

During the three months ended March 31, 2017, acquisition expenses were approximately $2.3 million. These expenses related to the pending acquisition of the Ruckus Wireless and ICX Switch product lines and consisted of banker and other fees. During the three months ended March 31, 2016, acquisition expenses were approximately $27.8 million. These expenses related banker fees, legal fees and other direct costs of the Combination.

Integration

Integration expenses of approximately $1.3 million and $12.1 million were recorded during the three months ended March 31, 2017 and 2016, respectively, related to integration-related outside services following the Combination.

Note 13. Indebtedness

The following is a summary of indebtedness and lease financing obligations as of March 31, 2017 and December 31, 2016 (in thousands):

	As of March 31, 2017	As of December 31, 2016
Current liabilities:
Term A loan	$49,500	$49,500
Term A-1 loan	40,000	40,000
Lease finance obligation	761	775

Current obligations	90,261	90,275
Current deferred financing fees and debt discount	(7,494)	(7,541)

	82,767	82,734
Noncurrent liabilities:
Term A loan	853,875	866,250
Term A-1 loan	720,000	730,000
Term B loan	543,812	543,812
Revolver	–	–
Lease finance obligation	57,712	57,902

Noncurrent obligations	2,175,399	2,197,964
Noncurrent deferred financing fees and debt discount	(16,099)	(17,955)

	2,159,300	2,180,009

Total	$2,242,067	$2,262,743

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

	Rate	As of March 31, 2017
Term Loan A	LIBOR + 1.75%	2.73%
Term Loan A-1	LIBOR + 1.75%	2.73%
Term Loan B	LIBOR(1) + 2.75%	3.73%
Revolving Credit Facility(2)	LIBOR + 1.75%	Not Applicable

(1)	Includes LIBOR floor of 0.75%
(2)	Includes unused commitment fee of 0.35% and letter of credit fee of 1.75% not reflected in interest rate above.

The Amended Credit Agreement provides for adjustments to the interest rates paid on the Term Loan A, Term Loan A-1, Term Loan B and Revolving Credit Facility based upon the achievement of certain leverage ratios.

Borrowings under the senior secured credit facilities are secured by first priority liens on substantially all of the assets of ARRIS and certain of its present and future subsidiaries who are or become parties to, or guarantors under, the Amended Credit Agreement governing the senior secured credit facilities. The Amended Credit Agreement provides terms for mandatory prepayments, optional prepayments and commitment reductions. The Amended Credit Agreement also includes events of default, which are customary for facilities of this type (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all amounts outstanding under the credit facilities may be accelerated. The Amended Credit Agreement contains usual and customary limitations on indebtedness, liens, restricted payments, acquisitions and asset sales in the form of affirmative, negative and financial covenants, which are customary for financings of this type, including the maintenance of a minimum interest coverage ratio of 3.50:1 and a maximum leverage ratio of 3.50:1. As of March 31, 2017, ARRIS was in compliance with all covenants under the Amended Credit Agreement.

During the three months ended March 31, 2017, the Company made mandatory prepayments of approximately $22.4 million related to the senior secured credit facilities.

Subsequent to March 31, 2017, the Company has entered into a Second Amendment (the “Second Amendment”) to its Amended and Restated Credit Facility dated June 18, 2015, as previously amended on December 15, 2015 (the “Credit Agreement”). See Note 23 Subsequent Events for additional details.

Other

As of March 31, 2017, the scheduled maturities of the contractual debt obligations for the next four years are as follows (in thousands):

2017 (for the remaining nine months)	$67,125
2018	89,500
2019	89,500
2020	1,961,062

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

•

Network & Cloud (“N&C”) – The N&C segment’s product solutions include cable modem termination system, video infrastructure, distribution and transmission equipment and cloud solutions that enable facility-based service providers to construct a state-of-the-art residential and metro distribution network. The portfolio also includes a full suite of global services that offer technical support, professional services, repair services and system integration offerings to enable solutions sales of ARRIS’s end-to-end product portfolio.

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

The table below represents information about the Company’s reportable segments for the three months ended March 31, 2017 and 2016 (in thousands):

	Three months ended March 31,
	2017	2016
Net sales to external customers:
CPE	$1,055,056	$1,090,828
N&C	430,436	524,237
Other	(2,387)	(359)

Total	1,483,105	1,614,706

Direct contribution:
CPE	118,415	131,965
N&C	131,718	156,984

Segment total	250,133	288,949

Corporate and unallocated costs	(150,476)	(186,027)
Amortization of intangible assets	(93,646)	(98,493)
Integration, acquisition, restructuring and other	(10,095)	(90,919)

Operating loss	(4,084)	(86,490)

Interest expense	19,683	19,626
Loss on investments	4,530	1,959
(Gain) loss on foreign currency	4,740	12,241
Interest income	(1,922)	(783)
Other expense ( income), net	(85)	(350)

Loss before income taxes	$(31,030)	$(119,183)

For the three month period ended March 31, 2017 and 2016, the compositions of our corporate and unallocated costs that are reflected in the consolidated statement of operations were as follow (in thousands):

	Three months ended March 31,
	2017	2016
Corporate and unallocated costs:
Cost of sales	$22,083	$47,388
Selling, general and administrative expenses	87,025	95,373
Research and development expenses	41,368	43,266

Total	$150,476	$186,027

Note 15. Sales Information

ARRIS sells its products primarily in the United States. The Company’s international revenue is generated from Asia Pacific, Canada, Europe, Middle East and Latin America. Sales to customers outside of United States were approximately 35.4% and 24.4% of total sales for the three months ended March 31, 2017 and 2016, respectively.

The table below set forth our domestic (U.S.) and international sales for the three months ended March 31, 2017 and 2016 were as follows (in thousands):

	Three months ended March 31,
	2017	2016
Domestic – U.S	$958,477	$1,220,966
International
Americas, excluding U.S.	292,601	236,639
Asia Pacific	51,915	37,369
EMEA	180,112	119,732

Total international	$524,628	$393,740

Total sales	$1,483,105	$1,614,706

Note 16. Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for the periods indicated (in thousands, except per share data):

	Three months ended March 31
	2017	2016
Basic:
Net loss attributable to ARRIS International plc.	$(39,098)	$(202,573)

Weighted average shares outstanding	189,796	191,743

Basic earnings per share	$(0.21)	$(1.06)

Diluted:
Net loss attributable to ARRIS International plc.	$(39,098)	$(202,573)

Weighted average shares outstanding	189,796	191,743
Net effect of dilutive shares	—	—

Total	189,796	191,743

Diluted earnings per share	$(0.21)	$(1.06)

Potential dilutive shares include stock options, unvested restricted and performance awards and warrants.

For the three months ended March 31, 2017 and 2016, all of the equity-based awards were excluded from the computation of diluted earnings per share shares. These exclusions are made if the exercise price of these equity-based awards is in excess of the average market price of the shares for the period, or if the Company has net losses, both of which have an anti-dilutive effect.

During the three months ended March 31, 2017, the Company issued 0.6 million shares of its ordinary shares related to the vesting of restricted shares, as compared to 2.3 million shares for the twelve months ended December 31, 2016.

The warrants have a dilutive effect in those periods in which the average market price of the shares exceeds the current effective conversion price (under the treasury stock method), and are not subject to performance conditions. During the fourth quarter of 2016, approximately 2.2 million warrants vested based on the amount of purchases of products and services by the respective customers from the Company. There is no vesting in the first quarter of 2017. The dilutive effect of these vested shares was immaterial.

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

Note 17. Income Taxes

The Company’s effective income tax rate for the three months ended March 31, 2017 is (34.0%), as compared to (72.0%) for the three months ended March 31, 2016. The Company’s effective income tax rate fluctuates based on, among other factors, the level and tax jurisdiction of income. The difference between the U.K. statutory income tax rate of 19.25% and the effective income tax rate for the 2017 and 2016 periods is primarily due to the benefits of other foreign income tax regimes and the U.S. federal research and development credits. For the three months ended March 31, 2017 and 2016, the Company recorded income tax expense of $10.0 million and $86.0 million, respectively. The change in income tax expense for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, was due to a decreased book loss in 2017 when compared to 2016, as well as the impact of non-recurring items in each year. The effective income tax rate for the three months ended March 31, 2017 includes an $8.0 million tax expense related to the intra-entity sale of an asset, a $4.8 million tax benefit related to accrued interest on uncertain tax positions, $1.4 million tax expense related to changes in tax rates, and $0.4 million tax expense related to the vesting of restricted shares. During the quarter ended March 31, 2016 the Company recorded $55 million of withholding tax expense in connection with the Pace Combination, as well as $2.1 million of expense on expiring net operating losses, both of which were one-time items.

On January 4, 2016, ARRIS Group completed the Combination transaction with Pace, a company incorporated in England and Wales. In connection with the Combination, (i) ARRIS International plc (“ARRIS”), a company incorporated in England and Wales, acquired all of the outstanding ordinary shares of Pace (the “Pace Acquisition”) and (ii) a wholly-owned subsidiary of ARRIS was merged with and into ARRIS Group (the “Merger”), with ARRIS Group surviving the Merger as an indirect wholly-owned subsidiary of ARRIS. As a result of the Merger, ARRIS incurred withholding taxes of $55 million. Subsequent to the Merger, ARRIS is subject to the U.K. statutory tax rate and a territorial corporate tax system. The U.K. statutory rate for 2017 is 19.25% as compared to 20% in 2016. The statutory rate in the U.K. decreased from 20% to 19% effective April 1, 2017. The Company’s statutory rate for 2017 represents the blended rate that will be in effect for the year ended December 31, 2017 based on the 20% statutory rate that was effective for the first quarter of 2017 and the 19% rate effective for the remainder of 2017. Prior to the Merger, ARRIS was subject to the U.S. statutory tax rate of 35% and a worldwide corporate tax system.

Note 18. Shareholders’ Equity

The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to shareholders of ARRIS International plc and equity attributable to noncontrolling interest (in thousands):

	Ordinary Shares	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total ARRIS International plc stockholders’ equity	Non- controlling Interest	Total stockholders’ equity
Balance, December 31, 2016	$2,831	$3,314,707	$(132,013)	$3,291	$3,188,816	$37,921	$3,226,737
Net loss	—	—	(39,098)	—	(39,098)	(1,933)	(41,031)
Other comprehensive income, net of tax	—	—	—	7,337	7,337	(9)	7,328
Compensation under stock award plans	—	19,415	—	—	19,415	—	19,415
Issuance of ordinary shares and other	11	(13,742)	—	—	(13,731)	—	(13,731)
Provision for warrants	—	2,423	—	—	2,423	—	2,423
Repurchase of ordinary shares, net	(40)	—	(83,070)	—	(83,110)	—	(83,110)
Cumulative effect adjustment to opening balance (1)	—	—	10,974	—	10,974	—	10,974

Balance, March 31, 2017	$2,802	$3,322,803	$(243,207)	$10,628	$3,093,026	$35,979	$3,129,005

(1)	Cumulative adjustment related to the adoption of accounting standards, see Note 2 Impact of Recently Adopted Accounting Standards for additional information.

Note 19. Warrants

During 2016, the Company entered into two separate Warrant and Registration Rights Agreements (the “Warrants”) with certain customers pursuant to which those customers may purchase up to an aggregate of 14.0 million of ARRIS’s ordinary shares, (subject to adjustment in accordance with the terms of the Warrants, the “Shares”).

The Warrants will vest in tranches based on the amount of purchases of products and services by the customers from the Company.

At March 31, 2017, approximately 2.2 million warrants are vested and outstanding, with a weighted average exercise price of $24.56, which vested based on the amount of purchases of products and services by the customers from the Company in 2016.

The table below presents by year, the warrants to purchase ordinary shares that could vest under outstanding Warrant programs with customers, based on achieving certain purchase levels (in thousands).

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

For Warrants in which an exercise price has been established, the exercise price per Share was established based upon the average volume-weighted price of ARRIS’s ordinary shares on NASDAQ for the 10-day trading period preceding the issuance date of the Warrants.

The Warrants provide for net Share settlement that, if elected, will reduce the number of Shares issued upon exercise to reflect net settlement of the exercise price. Customers’ may also request cash settlement of the Warrants upon exercise in lieu of issuing Shares, however, such cash election is at the discretion of ARRIS. The Warrants will expire by September 30, 2023.

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

Because the Warrants contain performance criteria, which includes annual purchase levels and product mix, under which customers must achieve for the Warrants to vest, as detailed above, the final measurement date for the Warrants is the date on which the Warrants vest. Prior to the final measurement, when achievement of the performance criteria has been deemed probable, the estimated fair value of Warrants is being recorded as a reduction to net sales based on the projected number of Warrants expected to vest, the proportion of purchases by customers and its affiliates within the period relative to the aggregate purchase levels required for the Warrants to vest and the then-current fair value of the related Warrants. To the extent that projections change in the future as to the number of Warrants that will vest, as well as changes in the fair market value of the Warrants, a cumulative catch-up adjustment will be recorded in the period in which the estimates change.

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

For the three month ended March 31, 2017, ARRIS recorded $2.4 million as a reduction to net sales in connection with Warrants. This transaction is considered an equity contract, and is classified as such.

Note 20. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss) by component, net of taxes, for the three months ended March 31, 2017 and 2016 (in thousands):

	Available-for sale securities	Derivative instruments	Change related to pension liability	Cumulative translation adjustments	Total
Balance as of December 31, 2016	$137	$671	$(6,810)	$9,293	$3,291
Other comprehensive income before reclassifications	96	1,420	–	4,981	6,497
Amounts reclassified from accumulated other comprehensive income (loss)	(3)	832	11	–	840

Net current-period other comprehensive income	93	2,252	11	4,981	7,337

Balance as of March 31, 2017	$230	$2,923	$(6,799)	$14,274	$10,628

	Available-for sale securities	Derivative instruments	Change related to pension liability	Cumulative translation adjustments	Total
Balance as of December 31, 2015	$133	$(6,781)	$(4,195)	$(1,803)	$(12,646)
Other comprehensive (loss) income before reclassifications	(232)	(9,933)	–	3,080	(7,085)
Amounts reclassified from accumulated other comprehensive income (loss)	12	1,140	(1,897)	–	(745)

Net current-period other comprehensive income (loss)	(220)	(8,793)	(1,897)	3,080	(7,830)

Balance as of March 31, 2016	$(87)	$(15,574)	$(6,092)	$1,277	$(20,476)

Note 21. Repurchases of ARRIS Shares

The table below sets forth the purchases of ARRIS shares for the quarter ended March 31, 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
January 2017	78,263	$28.73	–	121,964
February 2017	–	$–	–	121,964
March 2017	3,699,976	$25.57	3,266,743	338,855

(1)	511,496 shares were subject to equity awards that were cancelled for cash to satisfy minimum tax withholding obligations that arose on the vesting of shares of restricted stock units.

Upon completing the Combination, ARRIS International plc conducted a court-approved process in accordance with section 641(1)(b) of the U.K. Companies Act 2006, pursuant to which the Company reduced its stated share capital and thereby increased its distributable reserves or excess capital out of which ARRIS may legally pay dividends or repurchase shares. Distributable reserves are not linked to a U.S. GAAP reported amount.

In early 2016, the Company’s Board of Directors approved a $300 million share repurchase authorization replacing all prior programs. In March 2017, the Board authorized an additional $300 million for share repurchases.

During the first quarter of 2017, ARRIS repurchased 3.3 million shares of the Company’s ordinary shares at an average price of $25.44 per share, for aggregate consideration of approximately $83.1 million. The remaining authorized amount for stock repurchases under these plans was $338.9 million as of March 31, 2017. Unless terminated earlier by a Board resolution, these new plans will expire when ARRIS has used all authorized funds for repurchase.

During the first quarter of 2016, the Company repurchased 6.4 million shares of its ordinary shares for $150.0 million at an average stock price of $23.47.

Note 22. Commitments and Contingencies

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

Due to the nature of the Company’s business, it is subject to patent infringement claims, including current suits against it or one or more of its wholly-owned subsidiaries, or one or more of our customers who may seek indemnification from us, alleging infringement by various Company products and services. The Company believes that it has meritorious defenses to the allegation made in its pending cases and intends to vigorously defend these lawsuits; however, it is currently unable to determine the ultimate outcome of these or similar matters. Accordingly, with respect to these proceedings, we are currently unable to reasonably estimate the possible loss or range of possible losses. In addition, the Company is a defendant in various litigation matters generally arising out of the normal course of business. (See Part II, Item 1 “Legal Proceedings” for additional details)

Note 23. Subsequent Event

On April 26, 2017, ARRIS and certain of ARRIS’s subsidiaries entered into a Second Amendment (the “Second Amendment”) to its Amended and Restated Credit Facility dated June 18, 2015, as previously amended on December 15, 2015 (the “Credit Agreement”). The Second Amendment provides for a new Term B Loan facility in the principal amount of $545 million, the proceeds of which (along with cash on hand) were used to repay in full the existing Term B Loan facility. Under the terms of the Second Amendment, the new Term B Loan has a maturity date of April 2024 and an interest rate of LIBOR plus a percentage ranging from 2.25% to 2.50% for Eurocurrency Rate Loans (as defined in the Credit Agreement), or the prime rate plus a percentage ranging from 1.25% to 1.50% for Base Rate Loans (as defined in the Credit Agreement), in either case depending on the Company’s consolidated net leverage ratio. All other material terms of the Credit Agreement remain unchanged.

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

Business and Financial Highlights

Business Highlights

•	Revenues declined overall primarily due to the timing of operator spending in the U.S. markets, and delayed spending during the transition period for certain next-generation platforms.
•	International revenues reflected growth in all regions as operators invested in broadband and video capabilities.
•	Operating expenses declined year on year as integration of the Pace business was completed and product structure optimized.
•

On February 22, 2017, ARRIS announced the acquisition of Brocade Communication Systems Inc.’s Ruckus Wireless and ICX Switch product lines to expand ARRIS’ converged wired and wireless technologies beyond the home.

•

In the first quarter of 2017, we repurchased 3.3 million of our ordinary shares for $83.1 million. Since the end of the first quarter, we repurchased an additional 1.5 million ordinary shares for $39.0 million.

Financial Highlights

•	Sales in the first quarter of 2017 were $1,483.1 million as compared to $1,614.7 million in the same period in 2016.
•	In the first quarter of 2017, we recorded $2.4 million of non-cash charges as a reduction in revenue related to our warrant programs.
•

Gross margin percentage was 22.7% in the first quarter of 2017, which compares to 23.8% in the first quarter of 2016. The decline in the margin reflects memory product cost increase, customer and product mix and new product introduction.

•

Total operating expenses (excluding amortization of intangible assets, integration, acquisition, restructuring charges and other costs) in the first quarter of 2017 were $237.6 million, as compared to $281.6 million in the same period last year. The decline reflects restructuring implemented after the Combination.

•

We ended the first quarter of 2017 with $1,216.9 million of cash, cash equivalents and short-term marketable security investments. We generated approximately $250.0 million of cash from operating activities in the first quarter of 2017.

•

We ended the first quarter of 2017 with outstanding debt under our credit facilities of $2,207.2 million, at face value, the current portion of which is $89.5 million. We repaid $22.4 million of our Term Loans under our credit facility in the first quarter of 2017.

Comparison of Operations for the Three Months Ended March 31, 2017 and 2016

Net Sales

The table below sets forth our net sales for the three months ended March 31, 2017 and 2016, for each of our segments (in thousands):

	Net Sales		Increase (decrease) between periods
	Three months ended March 31,		2017 vs. 2016
	2017	2016	$	%
Business Segment:
CPE	$1,055,056	$1,090,828	$(35,772)	(3.3)%
N&C	430,436	524,237	(93,801)	(17.9)%
Other	(2,387)	(359)	(2,028)	(564.9)%

Total	$1,483,105	$1,614,706	$(131,601)	(8.2)%

The table below sets forth our domestic and international sales for the three months ended March 31, 2017 and 2016 (in thousands):

	Three months ended March 31,
	2017	2016
Domestic – U.S	$958,477	$1,220,966
International
Americas, excluding U.S.	292,601	236,639
Asia Pacific	51,915	37,369
EMEA	180,112	119,732

Total international	$524,628	$393,740

Total sales	$1,483,105	$1,614,706

Customer Premises Equipment Net Sales 2017 vs. 2016

During the three months ended March 31, 2017, sales in the CPE segment decreased $35.8 million, or approximately 3.3%, as compared to the same period in 2016. The decrease is primarily attributable lower video and broadband CPE product sales. Additionally, some key customers accelerated their purchases at the end of the fourth quarter of 2016.

Network and Cloud Net Sales 2017 vs. 2016

During the three months ended March 31, 2017, sales in the N&C segment decreased $93.8 million, or approximately 17.9%, as compared to the same period in 2016. The decrease in sales is primarily a result of decreased customer spend on the current CMTS platforms as they wait for the introduction of next generation products, expected to be commercially available in the second half of the year. Sales in the same period of the prior year reflected higher spend as service providers increased their investment to expand broadband network capacity and high speed data internet access speeds.

Gross Margin

The table below sets forth our gross margin for the three months ended March 31, 2017 and 2016 (in thousands, except percentages):

Gross Margin	Increase (decrease) between periods
Three months ended March 31,	2017 vs. 2016
2017	2016	$	%
Gross margin dollars	$337,257	$384,032	$(46,775)	(12.2)%
Gross margin	22.7%	23.8%	(1.1)

During the three months ended March 31, 2017, gross margin dollars decreased primarily as a result of the lower sales. Gross margin percentage decreased primarily as a result of a change in product mix and memory pricing pressure, which are expected to continue in the near-term. In the first quarter of 2017, the gross margins were also impacted by $2.4 million associated with a reduction in sales associated with the fair value of the warrant issued to customers.

Operating Expenses

The table below provides detail regarding our operating expenses (in thousands):

	Operating Expenses		Increase (decrease) between periods
	Three months ended March 31,		2017 vs. 2016
	2017	2016	$	%
Selling, general and administrative	$104,638	$119,963	$(15,325)	(12.8)%
Research and development	132,962	161,147	(28,185)	(17.5)%
Amortization of intangible assets	93,646	98,493	(4,847)	(4.9)%
Integration, acquisition, restructuring and other	10,095	90,919	(80,824)	(88.9)%

Total	$341,341	$470,522	$(129.181)	(27.5)%

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

SG&A expenses decreased for the three months ended March 31, 2017 compared to the prior year primarily as a result of reductions in force following the Combination.

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

During the three months ended March 31, 2017, R&D expenses decreased as compared to the same period in 2016. The decrease is primarily the result of reductions in force following the Combination as well as the divestiture of certain product lines that occurred during 2016.

Amortization of Intangible Assets

Our intangible amortization expense relates to finite-lived intangible assets acquired in business combinations. Intangibles amortization expense for the three months ended March 31, 2017 and 2016 was $93.6 million and $98.5 million, respectively.

Integration, Acquisition and Restructuring Costs

During the three months ended March 31, 2017 and 2016, we recorded integration, acquisition, restructuring, and other costs of $10.1 million and $90.9 million, respectively.

During the first quarter of 2017, we recorded acquisition related expenses and integration expenses of $3.6 million. These expenses related to the pending acquisition of the Ruckus Wireless and ICX Switch product lines and consisted primarily of banker fees and other fees. We also recorded restructuring charges of $6.5 million related to employee termination benefits, voluntary retirement offering and facility closures.

During the first quarter of 2016, we recorded acquisition related expenses and integration expenses of $39.9 million. These expenses related to the Combination and consisted of banker fees, legal fees, integration related outside services and other direct costs of the Combination. Restructuring expense of $51.0 million was recorded during the three months ended March 31, 2016. The restructuring plan affected approximately 900 employees across the company and its two reportable segments.

Direct Contribution

The table below sets forth our direct contribution for the three months ended March 31, 2017 and 2016, for each of our segments (in thousands):

	Direct Contribution		Increase (decrease) between periods
	Three months ended March 31,		2017 vs. 2016
	2017	2016	$	%
Business Segment:
CPE	$118,415	$131,965	$(13,550)	(10.3)%
N&C	131,718	156,984	(25,266)	(16.1)%

Total	$250,133	$288,949	$(38,816)	(13.4)%

Customer Premises Equipment Direct Contribution 2017 vs. 2016

During the three months ended March 31, 2017, CPE segment direct contribution decreased by approximately $13.6 million, or 10.3%, as compared to the same period in 2016. The direct contribution was negatively impacted by lower sales as well as lower gross margin due to memory pricing pressure, which are expected to continue in the near-term.

Network and Cloud Direct Contribution 2017 vs. 2016

During the three months ended March 31, 2017, direct contribution in our N&C segment decreased by approximately $25.3 million, or 16.1%, as compared to the same period in 2016. The decrease was primarily attributable the lower sales and a higher mix of lower margin products.

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

For the three months ended March 31, 2017 and 2016, the composition of our corporate and unallocated costs that are reflected in the consolidated statement of operations were as follows (in thousands, except percentages):

	Direct Contribution		Increase (decrease) between periods
	Three months ended March 31,		2017 vs. 2016
	2017	2016	$	%
Cost of sales	$22,083	$47,388	$(25,305)	(53.4)%
Selling, general and administrative	87,025	95,373	(8,348)	(8.8)%
Research and development	41,368	43,266	(1,898)	(4.4)%

Total	$150,476	$186,027	$(35,551)	(19.1)%

During the three months ended March 31, 2017, corporate and unallocated costs decreased by approximately $35.6 million, or 19.1%, as compared to the same period in 2016. Included in the cost of sales in 2016 is $30.3 million associated with the step-up in the underlying net book value of Pace inventory acquired in the Combination to fair market value as of the acquisition date.

Other Expense (Income)

The table below provides detail regarding our other expense (in thousands):

	Other Expense (Income)		Increase (decrease) between periods
	Three months ended March 31,		2017 vs. 2016
	2017	2016	$	%
Interest expense	$19,683	$19,626	$57	0.3%
Loss on investments	4,530	1,959	2,571	131.2%
Loss on foreign currency	4,740	12,241	(7,501)	(61.3)%
Interest income	(1,922)	(783)	(1,139)	(145.5)%
Other expense	(85)	(350)	265	75.7%

Total	$26,946	$32,693	$(5,747)	(17.6)%

Interest Expense

Interest expense includes the amortization of debt issuance costs (deferred finance fees and the debt discounts) related to our term loans and interest paid on notes and term loans and other debt obligations. Interest expense for the three months ended March 31, 2017 and 2016 was $19.7 million and $19.6 million respectively. Upon the closing of the Combination in the first quarter of 2016, we incurred an additional $2.3 million of debt issuance costs which were capitalized and amortized over the term of the loan.

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

During the three months ended March 31, 2017 and 2016, we recorded net losses related to these investments of $4.5 million and $2.0 million, respectively, including impairment charges in 2017.

Loss on Foreign Currency

During the three months ended March 31, 2017 and 2016, we recorded a foreign currency loss of approximately $4.7 million and $12.2 million, respectively. We have U.S. dollar functional currency entities that bill certain international customers or have liabilities payable in their local currency. Additionally, certain intercompany transactions are denominated in foreign currencies and subject to revaluation. To mitigate the volatility related to fluctuations in the foreign exchange rates, we enter into various foreign currency contracts. The loss (gain) on foreign currency is driven by the fluctuations in the foreign currency exchange rates.

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

Interest Income

Interest income during the three months ended March 31, 2017 and 2016 was $1.9 million and $0.8 million, respectively. The income reflects interest earned on cash, cash equivalents, short-term and long-term marketable security investments.

Other (Income) Expense, net

Other (income) expense, net for the three months ended March 31, 2017 and 2016 was $(0.1) million and $(0.4) million, respectively.

Income Tax Expense

Our effective income tax rate for the three months ended March 31, 2017 is (34.0%), compared to (72.0%) for the three months ended March 31, 2016. Our effective income tax rate fluctuates based on, among other factors, the level and tax jurisdiction of income. The difference between the U.K. statutory income tax rate of 19.25% and our effective income tax rate for the 2017 and 2016 periods is primarily due to the benefits of other foreign income tax regimes and the U.S. federal research and development credits. For the three months ended March 31, 2017 and 2016, we recorded income tax expense of $10.0 million and $86.0 million, respectively. The change in income tax expense for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, was due to a decreased book loss in 2017 when compared to 2016, as well as the impact of non-recurring items in each year. Our effective income tax rate for the three months ended March 31, 2017 includes an $8.0 million tax expense related to the intra-entity sale of an asset, a $4.8 million tax benefit related to accrued interest on uncertain tax positions, $1.4 million tax expense related to changes in tax rates, and $0.4 million tax expense related to the vesting restricted shares. During the three months ended March 31, 2016 we recorded $55 million of withholding tax expense in connection with the Pace Combination, as well as $2.1 million of expense on expiring net operating losses, both of which were one-time items.

Non-GAAP Measures

ARRIS reports its financial results in accordance with accounting principles generally accepted in the United States (“GAAP” or referred to herein as “reported”). However, management believes that certain non-GAAP financial measures provide management and other users with additional meaningful financial information that should be considered when assessing our ongoing performance. Our management regularly uses our supplemental non-GAAP financial measures internally to understand, manage and evaluate our business and make operating decisions. These non-GAAP measures are among the factors management uses in planning for and forecasting future periods. Non-GAAP financial measures should be viewed in addition to, and not as an alternative to, the Company’s reported results prepared in accordance with GAAP (in thousands, except per share data):

	Three months ended March 31, 2017		Three months ended March 31, 2016
	Amount	Per Diluted Share	Amount	Per Diluted Share
Sales	$1,483,105		$1,614,706

Highlighted items:
Reduction in revenue related to warrants	2,423		–

Adjusted Sales	$1,485,528		$1,614,706

Net loss attributable to ARRIS International plc	$(39,098)	$(0.21)	$(202,573)	$(1.06)

Highlighted Items:
Impacting gross margin:
Stock compensation expense	3,252	0.02	2,239	0.01
Reduction in revenue related to warrants	2,423	0.01	–	–
Acquisition accounting impacts of fair valuing inventory	908	–	30,292	0.16

Impacting operating expenses:
Integration, acquisition, restructuring and other costs	10,095	0.05	90,919	0.47
Amortization of intangible assets	93,646	0.49	98,493	0.51
Stock compensation expense	16,163	0.08	12,037	0.06
Noncontrolling interest share of Non-GAAP adjustments	(804)	–	(776)	–

Impacting other (income)/expense:
Impairment of investments	2,750	0.01	–	–
Credit facility — ticking fees	–	–	(9)	–
Remeasurement of deferred tax liabilities	2,112	0.01	–	–
Foreign exchange contract losses related to Pace acquisition	–	–	1,610	0.01

Impacting income tax expense:
Foreign withholding tax	–	–	54,741	0.28
Income tax expense (benefit)	(13,333)	(0.07)	3,417	0.02

Total highlighted items	117,212	0.61	292,963	1.51

Adjusted net income	$78,114	$0.40	$90,390	$0.47

Weighted average ordinary shares – basic		189,796		191,743

Weighted average ordinary shares – diluted		192,879		193,591

Our non-GAAP financial measures reflect adjustments based on the following items, as well as the related income tax effects:

Reduction in Revenue Related to Warrants: We entered into agreements with two customers for the issuance of warrants to purchase up to 14.0 million of ARRIS’s ordinary shares. Vesting of the warrants is subject to certain purchase volume commitments, and therefore the accounting guidance requires that we record any change in the fair value of warrants as a reduction in revenue. Until final vesting, changes in the fair value of the warrants will be marked to market and any adjustment recorded in revenue. We have excluded the effect of the implied fair value in calculating our non-GAAP financial measures. We believe it is useful to understand the effects of these items on our total revenues and gross margin.

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

Noncontrolling Interest share of Non-GAAP Adjustments: The joint venture formed for the ActiveVideo acquisition is accounted for by ARRIS under the consolidation method. As a result, the consolidated statements of operations include the revenues, expenses, and gains and losses of the noncontrolling interest. The amount of net income (loss) related to the noncontrolling interest are reported and presented separately in the consolidated statement of operations. We have excluded the noncontrolling share of any non GAAP adjusted measures recorded by the venture, as we believe it is useful to understand the effect of excluding this item when evaluating our ongoing performance.

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

Remeasurement of Deferred Tax Liabilities: The Company records foreign currency remeasurement gains and losses related to deferred tax liabilities in the United Kingdom. The foreign currency remeasurement gains and losses derived from the remeasurement of the deferred income taxes from GBP to USD. We have excluded the impact of these gains and losses in the calculation of our non-GAAP measures. We believe it is useful to understand the effects of this item on our total other expense (income).

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

Financial Liquidity and Capital Resources

One of our key strategies is to ensure we have adequate liquidity and the financial flexibility, including access to the capital markets, to support our strategy, including acquisitions and share repurchases. In addition to our cash flow activities discussed below, we also focus on key metrics which are summarized in the table below:

	As of March 31,	As of December 31,
	2017	2016
	(in thousands, except DSO and Turns)
Cash, cash equivalents, and short-term investments	$1,216,921	$1,095,676
Long-term U.S. corporate bonds	$–	$10,998
Accounts Receivable, net	$1,069,771	$1,359,430
-Days Sales Outstanding	67	64
Inventory, net	$556,264	$551,541
- Turns	8.3	9.2
Term loans at face value	$2,207,188	$2,229,563
Financing lease obligation	$58,473	$58,010

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

Accounts receivable at the end of the first quarter of 2017 decreased as compared to the fourth quarter of 2016, primarily as a result of the timing of purchases by customers in late 2016.

Inventory increased in 2017 as compared to 2016.

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

Share Repurchases

Upon completing the Combination, we conducted a court-approved process in accordance with section 641(1)(b) of the U.K. Companies Act 2006, pursuant to which we reduced our stated share capital and thereby increased our distributable reserves or excess capital out of which we may legally pay dividends or repurchase shares. Distributable reserves are not linked to a U.S. GAAP reported amount. In early 2016, our Board of Directors approved a new $300 million share repurchase authorization replacing all prior program. Unless terminated earlier by a Board resolution, this new plan will expire when ARRIS has used all authorized funds for repurchase. In March 2017, the Board authorized an additional $300 million for share repurchases.

During the first quarter of 2017, we repurchased 3.3 million ordinary shares for approximately $83.1 million at an average stock price of $25.44.

During the first quarter of 2016, we repurchased 6.4 million ordinary shares for approximately $150.0 million at an average stock price of $23.47.

Summary of Current Liquidity Position and Potential for Future Capital Raising

We believe our current liquidity position, where we have approximately $1,216.9 million of cash, cash equivalents, and short-term investments on hand as of March 31, 2017, together with approximately $498.1 million in availability under our Revolving Credit Facility, and our prospects for continued generation of cash from operations are adequate for our short- and medium-term business needs. Our cash, cash-equivalents and short-term investments as of March 31, 2017 include approximately $730.2 million held by all non-U.S. subsidiaries and $67.7 million held by non-U.S. subsidiaries whose earnings we expect to reinvest indefinitely outside of the United States. We do not expect to need the cash generated by those non-U.S. subsidiaries to fund our U.S. operations. However, in the unforeseen event that we repatriate cash from those non-U.S. subsidiaries, we may be required to provide for and pay U.S. taxes on permanently repatriated funds.

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

We expect to use approximately $800 million from cash on hand, subject to adjustments, in connection with the Ruckus Wireless Business acquisition. Assuming a close date in the third quarter of 2017, we anticipate having $300 million to $400 million of cash resources and approximately $500 million available under the Revolving Credit Facility post close, with continued access to capital markets.

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

Interest rates on borrowings under the senior secured credit facilities are set forth in the table below. As of March 31, 2017, we had $903.4 million, $760.0 million and $543.8 million principal amount outstanding under the Term Loan A, Term Loan A-1 and Term Loan B Facilities. No borrowings under the Revolving Credit Facility and letters of credit totaling $1.9 million issued under the Revolving Credit Facility.

	Rate	As of March 31, 2017
Term Loan A	LIBOR + 1.75%	2.73%
Term Loan A-1	LIBOR + 1.75%	2.73%
Term Loan B	LIBOR(1) + 2.75%	3.73%
Revolving Credit Facility(2)	LIBOR + 1.75%	Not Applicable

(1)	Includes LIBOR floor of 0.75%
(2)	Includes unused commitment fee of 0.35% and letter of credit fee of 1.75% not reflected in interest rate above.

The Amended Credit Agreement provides for certain adjustments to the interest rates paid on the Term Loan A, Term Loan A-1, Term Loan B and Revolving Credit Facility based upon the achievement of certain leverage ratios.

Borrowings under the senior secured credit facilities are secured by first priority liens on substantially all of the assets of ARRIS and certain of its present and future subsidiaries who are or become parties to, or guarantors under, the Amended Credit Agreement governing the senior secured credit facilities. The Amended Credit Agreement provides terms for mandatory prepayments and optional prepayments and commitment reductions. The Amended Credit Agreement also includes events of default, which are customary for facilities of this type (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all amounts outstanding under the credit facilities may be accelerated. The Amended Credit Agreement contains usual and customary limitations on indebtedness, liens, restricted payments, acquisitions and asset sales in the form of affirmative, negative and financial covenants, which are customary for financings of this type, including the maintenance of a minimum interest coverage ratio of 3.50:1 and a maximum leverage ratio of 3.50:1. As of March 31, 2017, we were in compliance with all covenants under the Amended Credit Agreement.

On April 26, 2017, ARRIS and certain of ARRIS’s subsidiaries entered into a Second Amendment (the “Second Amendment”) to its Amended and Restated Credit Facility dated June 18, 2015, as previously amended on December 15, 2015 (the “Credit Agreement”). The Second Amendment provides for a new Term B Loan facility in the principal amount of $545 million, the proceeds of which (along with cash on hand) were used to repay in full the existing Term B Loan facility. Under the terms of the Second Amendment, the new Term B Loan has a maturity date of April 2024 and an interest rate of LIBOR plus a percentage ranging from 2.25% to 2.50% for Eurocurrency Rate Loans (as defined in the Credit Agreement), or the prime rate plus a percentage ranging from 1.25% to 1.50% for Base Rate Loans (as defined in the Credit Agreement), in either case depending on the Company’s consolidated net leverage ratio. All other material terms of the Credit Agreement remain unchanged.

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

Sources and Uses of Cash

Below is a table setting forth the key line items of our Consolidated Statements of Cash Flows (in thousands):

	Three months ended March 31,
	2017	2016
Cash provided by (used in):
Operating activities	$249,983	$(222,535)
Investing activities	14,965	(350,321)
Financing activities	(119,420)	368,455
Effect of exchange rate changes	597	—

Net increase (decrease) in cash and cash equivalents	$146,125	$(204,401)

Operating Activities:

Below are the key line items affecting cash provided by operating activities (in thousands):

	Three months ended March 31,
	2017	2016
Consolidated net loss	$(41,031)	$(205,196)
Adjustments to reconcile net loss to cash provided by operating activities	127,351	103,363

Net income (loss) including adjustments	86,320	(101,833)
Decrease in accounts receivable	292,297	130,461
(Increase) decrease in inventory	(3,152)	166,177
Decrease in accounts payable and accrued liabilities	(144,640)	(535,651)
All other, net	19,158	118,311

Cash provided by (used in) operating activities	$249,983	$(222,535)

Consolidated net (loss) income, including adjustments, as per the table above, increased $188.2 million during the first three months of 2017 as compared to 2016. It should be noted that the net income reflected in the first quarter of 2016 includes: 1) restructuring costs of $51.0 million, 2) acquisition and integration costs of $39.9 million, 3) withholding tax of $55.0 million and 4) inventory step-up in fair market value of $30.3 million. These items were either not present or were insignificant in the first quarter of 2017.

Accounts receivable decreased by $292.3 million during the first three months of 2017. The decrease was primarily as a result of purchasing pattern and payment patterns of our customers. In the fourth quarter of 2016, we had significant purchases late in the quarter that were paid for in the first quarter.

Inventory increased by $3.2 million during the first three months of 2017, reflecting timing of customer requirements and anticipated demand for certain products. In the first quarter of 2016, there was a $30.3 million reduction related to turnaround effect of inventory markup in acquisition accounting.

Accounts payable and accrued liabilities decreased by $144.6 million during the first three months of 2017. The change was a decrease in accounts payable reflecting timing of payments and the payment of annual bonuses. During the three months of 2016, the change of $535.7 million reflected the normal payments to vendors for inventory received in the fourth quarter of 2015 to support the anticipated demand. The Company acquired $800.5 million of accounts payable and accrued liabilities as part of the Combination. We estimated that we reduced these liabilities by approximately $400 million by the end of the first quarter of 2016. We acquired $298.7 million of cash as part of the Combination. This cash was netted against the cash used for acquisitions in the investing section of the cash flow statement and was not included in the operating section. The change also reflected the payout of annual bonuses during the quarter.

All other accounts, net, includes the changes in other receivables, income taxes payable (recoverable), and prepaids. The other receivables represent amounts due from our contract manufacturers for material used in the assembly of our finished goods. The change in our income taxes recoverable account is a result of the timing of the actual estimated tax payments during the year as compared to the actual tax liability for the year. The net change during the first three months of 2017 was approximately $19.2 million as compared to $118.3 million during the same period in 2016.

Investing Activities:

Below are the key line items affecting investing activities (in thousands):

	Three months ended March 31,
	2017	2016
Purchases of property, plant and equipment	$(21,867)	$(9,140)
Acquisitions, net of cash acquired	–	(340,118)
Purchases of investments	(55,879)	(4,778)
Sales of investments	91,885	2,093
Purchase of intangible assets	–	(1,310)
Other, net	826	2,932

Cash provided by (used in) investing activities	$14,965	$(350,321)

Purchases of property, plant and equipment – Represents capital expenditures which are mainly for test equipment, laboratory equipment, and computing equipment.

Purchases and sales of investments – Represent purchases and sales of securities and other investments.

Acquisition, net of cash acquired – Represent cash investments we have made in our acquisition of Pace net of $298.7 million of cash was acquired in the Pace acquisition in 2016.

Purchase of intangible assets – Represent primarily the purchase of technology licenses.

Other, net – Represent dividend proceeds received from equity investments.

Financing Activities:

Below are the key line items affecting our financing activities (in thousands):

	Three months ended March 31,
	2017	2016
Proceeds from issuance of debt	$–	$800,000
Payment of debt obligations	(22,375)	(252,625)
Payment of deferred financing fees and debt discount	–	(2,304)
Payment of financing lease obligation	(204)	(164)
Payment on accounts receivable financing facility	–	(12,042)
Repurchase of shares	(83,110)	(150,003)
Proceeds from (cost of) issuance of shares, net	23	(2,716)
Repurchase of shares to satisfy minimum tax withholdings	(13,754)	(14,045)
Excess tax benefits from stock-based compensation plans	–	2,354

Cash (used in) provided by financing activities	$(119,420)	$368,455

Proceeds from issuance of debt – “Term Loan A-1 Facility” of $800 million, which was funded upon the closing of the acquisition of Pace.

Payment of debt obligations – Represents the mandatory payment of the term loans under the senior secured credit facilities, as well as the repayment of the debt assumed upon the acquisition of Pace.

Payment of deferred financing costs and debt discount – Represents the financing costs in connection with the execution of our senior secured credit facility under the Amended Credit Agreement. The costs have been deferred and will be recognized over the terms of the credit agreements. It also represents amounts paid to lenders in the form of upfront fees, which have been treated as a reduction in the proceeds received by the ARRIS and are considered a component of the discount of the our senior secured credit facility under the Amended Credit Agreement.

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

Proceeds from issuance of shares – Represents cash proceeds related to the exercise of restricted shares, offset by expenses paid related to issuance of shares.

Repurchase of shares to satisfy tax withholdings – Represents the shares withheld and cancelled for cash, to satisfy the employee minimum tax withholding when restricted stock units vest.

Excess income tax benefits from stock-based compensation plans – This represents the cash that otherwise would have been paid for income taxes if increases in the value of equity instruments also had not been deductible in determining taxable income. Prospectively, all tax-related cash flows from share-based payments will be reported as operating activities under new guidance, see Note 2 of Notes to the Consolidated Financial Statements for disclosures related to the impact of recently adopted accounting standards.

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

Foreign Currency

A significant portion of our products are manufactured or assembled in Brazil, China, Mexico and Taiwan, and we have research and development centers outside of the United States in China, France, India, Ireland, Northern Ireland, United Kingdom and Sweden. Our sales into international markets have been and are expected in the future to be an important part of our business. These foreign operations are subject to the usual risks inherent in conducting business abroad, including risks with respect to currency exchange rates, economic and political destabilization, restrictive actions and taxation by foreign governments, nationalization, the laws and policies of the United States affecting trade, foreign investment and loans, and foreign tax laws.

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

We execute letters of credit and bank guarantees in favor of certain landlords, customers and vendors to guarantee performance on contracts. Certain financial instruments require cash collateral and these amounts are reported in Other Current Assets and Other Assets on the Consolidated Balance Sheets. As of March 31, 2017 and December 31, 2016, we had approximately $1.5 million and $1.6 million outstanding, respectively, of restricted cash.

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

We hold cost method investments in private companies. These investments are recorded at $4.1 million and $6.8 million as of March 31, 2017 and December 31, 2016, respectively. See Note 6 of Notes to the Consolidated Financial Statements for disclosures related to the fair value of our investments.

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

Capital Expenditures

Capital expenditures are made at a level designed to support the strategic and operating needs of the business. ARRIS’s capital expenditures were $21.9 million in the first three months of 2017 as compared to $9.1 million in the first three months of 2016. Management expects to invest approximately $80 million in capital expenditures for the year 2017, excluding the Ruckus Wireless Business acquisition.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in our Form 10-K for the year ended December 31, 2016, as filed with the SEC. Our critical accounting estimates have not changed in any material respect during the three months ended March 31, 2017.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes with respect to the information appearing in Part II, Item 7A., “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Altibox v. ARRIS Global Ltd, On June 26, 2016, Altibox sent a claim letter against Pace Ltd (now ARRIS Global Ltd) for gross negligence in performance under its contract with Pace. On April 7, 2017 Altibox lodged an official Writ of Summons with the Oslo District Court in Norway. The complaint requests monetary damages allegedly compensating losses to Altibox in excess of the contractual damages limitations. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS Global Ltd. may be required to pay damages under Norwegian law.

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

In the matter of Certain Digital Television Set-Top Boxes, Remote Control Devices, and Components Thereof, 337-TA-3195, International Trade Commission. On January 26, 2017, Kudelski and its subsidiaries (OpenTV) filed a complaint with the International Trade Commission (ITC) alleging infringement of three U.S. patents. To date, no evidence of infringement or damages has been introduced. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to pay damages and/or cease utilizing certain technology in products sold to Comcast.

Reyna v. ARRIS International plc, C.A. 5:17-cv-01834, Northern District of California. On March 31, 2017, Carlos Reyna, on behalf of himself and others similarly situated filed a putative class action lawsuit against ARRIS alleging that the SB6190 modem which includes the Intel Puma 6 chipset is defective. The plaintiff alleges violation of the California Song-Beverly Consumer Warranty Act, California Consumer Legal Remedies Act, California False Advertising Law, and California Unfair Competition Law. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to pay damages.

Rovi et al. v. Comcast et al., 1:16-cv-09278, 1:16-cv-09826, Southern District of New York; 337-TA-3135, International Trade Commission. On April 1, 2016, Rovi filed suit against Comcast and several equipment vendors (including ARRIS and Pace) alleging infringement of 15 U.S. patents alleged to cover various program guide technology. On April 6, 2016, Rovi filed a complaint in the International Trade Commission (ITC) alleging infringement of seven U.S. patents (the same as those asserted in the ‘322 suit). The ITC hearing was held in December, and an initial determination is due by April 28, 2017. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to pay damages and/or cease utilizing certain technology in products sold to Comcast.

Sprint Communications v. MSOs, C.A. 11-cv-2686 etc., District of Kansas. On December 19, 2011, Sprint filed suit against several MSOs alleging infringement of several patents alleged to cover various aspects of voice services. Certain of our customers have requested that we provide indemnification. The complaint requests unspecified damages for past infringement and injunction against future infringement. . At an initial trial, Sprint was awarded $140 million in damages from Time Warner Cable. It is premature to assess the likelihood of an unfavorable outcome on any indemnity claims. In the event of an unfavorable outcome, ARRIS may be required to indemnify the MSOs and/or pay damages for utilizing certain technology. With respect to any liability attributable to Motorola Home in this matter, a subsidiary of Google has agreed to indemnify ARRIS.

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

Sony Corp. v. ARRIS International plc et al., C.A. 1:17-cv-00890, Northern District of Georgia; 337-TA-1049, International Trade Commission. On March 10, 2017, Sony filed a complaint in the Northern District of Georgia and a companion case in the International Trade Commission requesting institution of an investigation into whether set top boxes and gateway devices infringe five patents asserted by Sony. The investigation at the ITC was instituted on April 13, 2017. The complaint requests unspecified damages for past infringement, an injunction against future infringement, and with respect to the ITC investigation, an exclusion against certain products. To date, no evidence of infringement or damages has been introduced. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to pay damages and/or cease utilizing certain technology.

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

Our performance is primarily dependent on customers’ capital spending for constructing, rebuilding, maintaining or upgrading broadband communications systems. Capital spending in the broadband communications industry is cyclical and can be curtailed or deferred on short notice. A variety of factors affect capital spending, and, therefore, our sales and profits, including:

•	demand for network services;
•	general economic conditions;
•	foreign currency fluctuations;

•	competition from other providers of broadband and high-speed services;
•	customer specific financial or stock market conditions;
•	availability and cost of capital;
•	governmental regulations;
•	customer acceptance of new services offered; and
•	real or perceived trends or uncertainties in these factors.

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

Because a significant portion of our customers’ purchases are discretionary, accurately forecasting our sales is difficult. In addition, our customers have increasingly submitted their purchase orders less evenly over the course of each quarter and year, and with shorter lead times than they have historically. The combination of our dependence on relatively few key customers and the award by those customers of irregular but sizeable orders, together with the size of our operations, make it difficult to forecast sales and can result in revenue volatility, which could further result in maintaining inventory levels that are too high or too low for our ultimate needs and could have a negative impact on our business.

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

As of March 31, 2017, we had approximately $2,207.2 million in total indebtedness and $498.1 million available under our Revolving Credit Facility to support our working capital needs. Our debt service obligations with respect to this indebtedness could have an adverse impact on our earnings and cash flows for as long as the indebtedness is outstanding.

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

We may not realize the anticipated benefits of past or future acquisitions, divestitures, and strategic investments, including the recently announced Ruckus Networks acquisition, and the integration of acquired companies or technologies or divestiture of businesses may negatively impact our business and financial results.

We have acquired—or made strategic investments in—other companies, products, or technologies, and expect to make additional acquisitions and strategic investments in the future. For example, in 2016, we acquired Pace plc and sold our whole-home solutions business, and in February 2017, we entered into an agreement to acquire the Ruckus Networks business from a subsidiary of Broadcom. Our ability to realize the anticipated benefits from acquisitions and strategic investments involves numerous risks, including, but not limited to, the following:

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

The Ruckus Networks acquisition will result in an expansion on our current technologies, and we intend to establish a new business unit to focus on this business. The expansion into new technologies, markets and distributions where we have not previously operated may not be successful and may adversely impact our ability to realize the benefits of the acquisition in the time expected or at all.

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

Uncertainties related to our proposed acquisition of the Ruckus Networks may negatively affect our share price and our results of operations.

We have entered into an agreement to acquire the Ruckus Networks business. However, our acquisition is contingent on Broadcom Limited closing its own acquisition of Brocade Communication Systems Inc. (the current owner of the Network Edge Business). Broadcom’s acquisition of Brocade is subject to its own closing conditions, and we cannot assure that those conditions will be met or that the transaction will close. The Brocade shareholders have approved the transaction, but Broadcom does not presently expect to close the Brocade acquisition until its third fiscal quarter ending July 30, 2017.

The Ruckus Networks acquisition is also subject to clearance from governmental competition authorities, regulatory approvals in various jurisdictions and customary closing conditions, which could delay or prevent the completion of the acquisition. We intend to make various filings with the competition authorities, the Committee on Foreign Investment in the United States and other regulatory authorities and must either fulfill various waiting period obligations or obtain affirmative approvals. While we believe that we will receive the required clearances, there can be no assurance as to their receipt or timing. If the clearances are received, they may conditioned in a way (i) that does not satisfy the conditions set forth in the acquisition agreement or (ii) that could have a detrimental impact on us following completion of the acquisition. A substantial delay in obtaining the required clearances or the imposition of unfavorable conditions, including a divestiture, could have an adverse effect on the anticipated benefits of the acquisition, thereby impacting our business, financial condition or results of operations or potentially preventing the completion of the acquisition entirely.

Uncertainty about the effect of the Ruckus Networks acquisition on employees, customers and suppliers may have an adverse effect on us. In addition, if the acquisition is not completed, our ongoing businesses may be adversely affected and, without realizing any of the benefits of having consummated the acquisition, we will be subject to a number of risks which, if they materialize, might adversely affect our business, results of operation and share price, including without limitation costs and expenses relating to the proposed acquisition, including substantial commitments of time and resources by our management which could otherwise have been devoted to other opportunities beneficial to us.

The IRS may not agree that we are a foreign corporation for U.S. federal income tax purposes.

Although, following the Pace transaction, we are incorporated under the laws of England and Wales and are a tax resident in the United Kingdom for U.K. tax purposes, the IRS may assert that we should be treated as a U.S. corporation (and, therefore, a U.S. tax resident) for U.S. federal income tax purposes. For U.S. federal income tax purposes, a corporation generally is considered to be a tax resident in the jurisdiction of its organization or incorporation. Because we are incorporated under the laws of England and Wales, we generally would be classified as a non-U.S. corporation (and, therefore, a non-U.S. tax resident) under these rules. Section 7874 of the Internal Revenue Code of 1986, as amended (the “Code”), however, provides an exception to this general rule under which a foreign incorporated entity may, in certain circumstances, be treated as a U.S. corporation for U.S. federal income tax purposes.

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

If we were to be treated as a U.S. corporation for U.S. federal income tax purposes, we could be subject to substantial additional U.S. taxes. For U.K. tax purposes, we are expected, regardless of any application of Section 7874, to be treated as a U.K. tax resident. Consequently, if we are treated as a U.S. corporation for U.S. federal income tax purposes under Section 7874, we could be liable for both U.S. and U.K. taxes, which could have a material adverse effect on our financial condition and results of operations.

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

Consequences of the U.K.’s delivering notice to leave the European Union could materially adversely affect our business.

In March 2017, the U.K. government delivered formal notice of its intention to withdraw from the European Union. As a result, it now has up to two years to negotiate the terms of its exit, unless all the remaining member states of the European Union agree to an extension. Given the lack of precedent, it is unclear how the withdrawal of the U.K. from the European Union will affect the U.K.’s access to the EU Single Market and other important financial and trade relationships and how it will affect us. The withdrawal could, among other outcomes, disrupt the free movement of goods, services and people between the U.K. and the European Union, undermine bilateral cooperation in key policy areas and significantly disrupt trade between the U.K. and the European Union. Under current European Union rules, following the withdrawal the U.K. will not be able to negotiate bilateral trade agreements with member states of the European Union. In addition, a withdrawal of the U.K. from the European Union could significantly affect the fiscal, monetary, legal and regulatory landscape within the U.K. and could have a material impact on its economy and the future growth of its various industries, including the broadcast and broadband communication systems industry in which we operate. Although it is not possible to predict fully the effects of the withdrawal of the U.K. from the European Union, the possible exit of the U.K. from the European Union or prolonged periods of uncertainty in relation to it could have a material adverse effect on our business and our results of operations.

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

For the quarter ended March 31, 2017, sales to our three largest customers (including their affiliates, as applicable) accounted for approximately 48% of our total revenue. The loss of any of our large customers, or a significant reduction in the products or services provided to any of them would have a material adverse impact on our business. For many of these customers, we also are one of their largest suppliers. As a result, if from time-to-time customers elect to purchase products from our competitors in order to diversify their supplier base and to dual-source key products or to curtail purchasing due to budgetary or market conditions, such decisions could have material consequences to our business. In addition, because of the magnitude of our sales to these customers, the terms and timing of our sales are heavily negotiated, and even minor changes can have a significant impact upon our business.

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

Our financial statements reflect substantial goodwill and intangible assets, approximately $2.0 billion and $1.6 billion, respectively, as of March 31, 2017, that was recognized in connection with acquisitions, including the recently completed Pace acquisition.

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

While no goodwill or intangible asset impairments were recorded in 2016, as the ongoing expected cash flows and carrying amounts of our remaining goodwill and intangible assets are assessed, changes in the economic conditions, changes to our business strategy, changes in operating performance or other indicators of impairment could cause us to realize impairment charges in the future, including as a result of restructuring undertaken in connection with the integration of the former Pace operations during 2016. For example, we continue to evaluate the anticipated discounted cash flows from the Cloud software portion of our Network & Cloud segment. If current long-term projections for this unit are not realized or materially decrease, we may be required to write off all or a portion of the $81 million of goodwill and $41 million of associated intangible assets. For additional information, see the discussion under “Critical Accounting Policies” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Many of our products are complex technology that include both hardware and software components. It is not unusual for software, especially in earlier versions, to contain bugs that can unexpectedly interfere with expected operations. While we employ rigorous testing prior to the shipment of our products, defects, including those resulting from components we purchase, can still occur from time to time. Product defects, including hardware failures, could impact our reputation with our customers which may result in fewer sales. In addition, depending on the number of products affected, the cost of fixing or replacing such products could have a material impact on our operating results. In some cases, we are dependent on a sole supplier for components used in our products. Defects in sole-sourced components subject us to additional risk of being able to quickly address any product issues or failures experienced by our customers as a result of the component defect and could delay our ability to deliver new products until the defective components are corrected or a new supplier is identified and qualified. This could increase our costs in resolving the product issue, result in decreased sales of the impacted product, or damage our reputation with customers, any of which could have the effect of negatively impacting our operating results.

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

For the quarter ended March 31, 2017, approximately 35% of our sales were made outside of the United States. In addition, a significant portion of our products are manufactured or assembled in China, Mexico and Taiwan. As a result, we are exposed to risk of international operations, including:

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

As a U.K. incorporated company, we are subject to English law. An English public limited company is potentially subject to the protections afforded by the U.K. Takeover Code if, among other factors, a majority of its directors are resident within the U.K., the Channel Islands or the Isle of Man. We do not believe that the U.K. Takeover Code applies to us, and, as a result, our articles of association include measures similar to what may be found in the charters of U.S. companies, including the power for our Board to allot shares where in the opinion of the Board it is necessary to do so in the context of an acquisition of 20% or more of the issued voting shares in specified circumstances (this power is subject to renewal by our shareholders at least every five years and will cease to be applicable if the U.K. Takeover Code is subsequently deemed to be applicable to ARRIS). Further, it could be more difficult for us to obtain shareholder approval for a merger or negotiated transaction because the shareholder approval requirements for certain types of transactions differ, and in some cases are greater, under English law than under Delaware law. The provisions of our articles of association and English law may have an anti-takeover impact on us and our ordinary shares.

Transfers of our ordinary shares, other than one effected by means of the transfer of book-entry interests in the Depository Trust Company (“DTC”), may be subject to U.K. stamp duty.

Substantially all of our outstanding shares are currently represented by book-entry interests in DTC. Transfers of our ordinary shares within DTC should not be subject to stamp duty or stamp duty reserve tax (“SDRT”) provided no instrument of transfer is entered into and no election that applies to our ordinary shares is made or has been made by DTC or Cede, its nominee, under Section 97A of the U.K. Finance Act 1986. In this regard DTC has confirmed that neither DTC nor Cede (its nominee) has made an election under Section 97A of the Finance Act that would affect our shares issued to Cede. If such an election is or has been made, transfers of our ordinary shares within DTC generally will be subject to SDRT at the rate of 0.5% of the amount or value of the consideration. Transfers of our ordinary shares held in certificated form generally will be subject to stamp duty at the rate of 0.5% of the consideration given (rounded up to the nearest £5). SDRT will also be chargeable on an agreement to transfer such shares, although such liability would be discharged if stamp duty is duly paid on the instrument of transfer implementing such agreement within a period of six years from the agreement. Subsequent transfer of our ordinary shares to an issuer of depository receipts or into a clearance system (including DTC) may be subject to SDRT at a rate of 1.5% of the consideration given or received or, in certain cases, the value of our ordinary shares transferred. The purchaser or transferee of the ordinary shares generally will be responsible for paying any stamp duty or SDRT payable.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the purchases of our equity securities made by us during the three months ended March 31, 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
January 2017	78,263	$28.73	–	121,964
February 2017	–	$–	–	121,964
March 2017	3,699,976	$25.57	3,266,743	338,855

(1)	511,496 shares were subject to equity awards that were cancelled for cash to satisfy minimum tax withholding obligations that arose on the vesting of shares of restricted stock units.

Upon completing the Combination, ARRIS International plc conducted a court-approved process in accordance with section 641(1)(b) of the U.K. Companies Act 2006, pursuant to which the Company reduced its stated share capital and thereby increased its distributable reserves or excess capital out of which ARRIS may legally pay dividends or repurchase shares. Distributable reserves are not linked to a U.S. GAAP reported amount.

In early 2016, the Company’s Board of Directors approved a $300 million share repurchase authorization replacing all prior programs. In March 2017, the Board authorized an additional $300 million for share repurchases.

During the first quarter of 2017, ARRIS repurchased 3.3 million shares of the Company’s ordinary shares at an average price of $25.44 per share, for aggregate consideration of approximately $83.1 million. The remaining authorized amount for stock repurchases under these plans was $338.9 million as of March 31, 2017. Unless terminated earlier by a Board resolution, these new plans will expire when ARRIS has used all authorized funds for repurchase.

Item 6. EXHIBITS

Exhibit No.	Description of Exhibit

10.1	Employment Agreement dated January 4, 2016 with Timothy O’Loughlin
10.2	Second Amendment dated April 26, 2017 to the Amended and Restated Credit Agreement dated June 18, 2015 (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on April 28, 2017)
31.1	Section 302 Certification of Chief Executive Officer, filed herewith
31.2	Section 302 Certification of Chief Financial Officer, filed herewith
32.1	Section 906 Certification of Chief Executive Officer, filed herewith
32.2	Section 906 Certification of Chief Financial Officer, filed herewith
101.INS	XBRL Instant Document, filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document, filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document, filed herewith
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document, filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, filed herewith

SIGNATURES

Pursuant to the requirements the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARRIS INTERNATIONAL PLC

/s/ DAVID B. POTTS
David B. Potts Executive Vice President, Chief Financial Officer and Chief Accounting Officer

Dated: May 9, 2017