Form 10-Q
period 2017-06-30
ARRIS International plc
filed 2017-08-08
CIK 1645494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

For the quarter ended June 30, 2017

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

As of July 31, 2017, 187,536,426 shares of ARRIS International plc’s Ordinary Shares were outstanding.

ARRIS INTERNATIONAL PLC

FORM 10-Q

For the Three and Six Months Ended June 30, 2017

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARRIS INTERNATIONAL PLC

CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data) (unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$1,346,028	$980,123
Short-term investments, at fair value	38,759	115,553

Total cash, cash equivalents and short-term investments	1,384,787	1,095,676
Accounts receivable (net of allowances for doubtful accounts of $17,480 in 2017 and $15,253 in 2016)	991,539	1,359,430
Other receivables	132,742	73,193
Inventories (net of reserves of $76,463 in 2017 and $72,596 in 2016)	657,881	551,541
Prepaid income taxes	16,354	51,476
Prepaids	32,149	21,163
Other current assets	119,405	127,593

Total current assets	3,334,857	3,280,072
Property, plant and equipment (net of accumulated depreciation of $356,213 in 2017 and $319,473 in 2016)	355,033	353,377
Goodwill	2,014,550	2,016,169
Intangible assets (net of accumulated amortization of $1,405,217 in 2017 and $1,254,360 in 2016)	1,491,103	1,677,178
Investments	61,047	72,932
Deferred income taxes	199,102	298,757
Other assets	54,843	59,877

Total assets	$7,510,535	$7,758,362

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,201,883	$1,048,904
Accrued compensation, benefits and related taxes	81,355	139,794
Accrued warranty	44,812	49,618
Deferred revenue	130,454	132,128
Current portion of long-term debt and financing lease obligation	89,336	82,734
Income taxes payable	9,487	23,133
Other accrued liabilities	303,013	357,823

Total current liabilities	1,860,340	1,834,134
Long-term debt and financing lease obligation, net of current portion	2,134,506	2,180,009
Accrued pension	55,532	52,652
Noncurrent income taxes	114,187	123,344
Deferred income taxes	83,516	223,529
Other noncurrent liabilities	120,381	117,957

Total liabilities	4,368,462	4,531,625

Stockholders’ equity:
Ordinary shares, nominal value £0.01 per share, 186.7 million and 190.1 million shares issued and outstanding in 2017 and 2016, respectively	2,786	2,831
Capital in excess of par value	3,356,183	3,314,707
Accumulated deficit	(256,705)	(132,013)
Accumulated other comprehensive income	2,211	3,291

Total ARRIS International plc stockholders’ equity	3,104,475	3,188,816
Stockholders’ equity attributable to noncontrolling interest	37,598	37,921

Total stockholders’ equity	3,142,073	3,226,737

Total liabilities and stockholders’ equity	$7,510,535	$7,758,362

See accompanying notes to the consolidated financial statements.

ARRIS INTERNATIONAL PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except share and per share data) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales	$1,664,170	$1,730,044	$3,147,276	$3,344,750
Cost of sales	1,260,813	1,285,310	2,406,661	2,515,984

Gross margin	403,357	444,734	740,615	828,766
Operating expenses:
Selling, general and administrative expenses	113,921	105,746	218,560	225,710
Research and development expenses	133,098	152,580	266,060	313,726
Amortization of intangible assets	91,012	109,883	184,657	208,375
Integration, acquisition, restructuring and other costs	9,690	43,137	19,785	134,057

Total operating expenses	347,721	411,346	689,062	881,868

Operating income (loss)	55,636	33,388	51,553	(53,102)
Other expense (income):
Interest expense	23,344	19,102	43,027	38,728
Loss on investments	3,609	6,389	8,139	8,348
Interest income	(1,788)	(1,185)	(3,709)	(1,968)
Loss (gain) on foreign currency	9,373	(9,801)	14,113	2,440
Other expense (income), net	926	5,219	841	4,869

Income (loss) before income taxes	20,172	13,664	(10,858)	(105,519)
Income tax (benefit) expense	(8,302)	(68,795)	1,699	17,218

Consolidated net income (loss)	28,474	82,459	(12,557)	(122,737)
Net loss attributable to noncontrolling interest	(1,862)	(1,769)	(3,795)	(4,392)

Net income (loss) attributable to ARRIS International plc	$30,336	$84,228	$(8,762)	$(118,345)

Net income (loss) per ordinary share(1):
Basic	$0.16	$0.44	$(0.05)	$(0.62)

Diluted	$0.16	$0.44	$(0.05)	$(0.62)

Weighted average ordinary shares:
Basic	186,803	190,409	188,291	191,076

Diluted	189,002	191,250	188,291	191,076

(1)	Calculated based on net income (loss) attributable to shareowners of ARRIS International plc

See accompanying notes to the consolidated financial statements.

ARRIS INTERNATIONAL PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Consolidated net income (loss)	$28,474	$82,459	$(12,557)	$(122,737)
Available-for-sale securities:
Unrealized gain (loss) on available-for-sale securities, net of tax of $(57) and $(113) for the three months ended June 30, 2017 and 2016, and $(109) and $30 for the six months ended June 30, 2017 and 2016 respectively	107	224	204	(2)
Reclassification adjustments recognized in net income, net of tax of $(33) and $3 for the three months ended June 30, 2017 and 2016, and $(31) and $(10) for the six months ended June 30, 2017 and 2016 respectively	61	(6)	58	1

Net change in available-for-sale securities	168	218	262	(1)

Derivative instruments:
Unrealized gain (loss) on derivative instruments, net of tax of $768 and $1,880 for the three months ended June 30, 2017 and 2016, and $277 and $7,214 for the six months ended June 30, 2017 and 2016 respectively	(2,019)	(7,382)	(456)	(17,223)
Reclassification adjustments recognized in net income, net of tax of $(163) and $(393) for the three months ended June 30, 2017 and 2016, and $(678) and $(1,086) for the six months ended June 30, 2017 and 2016 respectively	429	1,545	1,117	2,593

Net change in derivative instruments	(1,590)	(5,837)	661	(14,630)

Pension liabilities:
Reclassification adjustments recognized in net income	4	(128)	15	(2,025)

Net change in pension liabilities	4	(128)	15	(2,025)

Cumulative translation adjustments	(6,999)	(2,750)	(2,018)	329

Other comprehensive income (loss), net of tax	(8,417)	(8,497)	(1,080)	(16,327)

Comprehensive income (loss)	20,057	73,962	(13,637)	(139,064)

Comprehensive loss attributable to noncontrolling interest	(1,881)	(1,766)	(3,823)	(4,392)

Comprehensive income (loss) attributable to ARRIS International plc	$21,938	$75,728	$(9,814)	$(134,672)

See accompanying notes to the consolidated financial statements.

ARRIS INTERNATIONAL PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (unaudited)

	Six months ended June 30,
	2017	2016
Operating activities:
Consolidated net loss	$(12,557)	$(122,737)
Depreciation	43,003	46,043
Amortization of acquired intangible assets	187,978	211,307
Amortization of deferred financing fees and debt discount	3,891	3,864
Deferred income taxes	(37,523)	(79,337)
Foreign currency remeasurement of certain income taxes	7,191	—
Stock compensation expense	41,740	26,177
Impairment of intangible assets	—	2,300
Provision for non-cash warrants	5,081	4,283
(Recovery) provision for doubtful accounts	(248)	1,054
Loss on disposal of property, plant & equipment and other	1,590	3,929
Loss on investments and other	8,139	8,348
Excess income tax benefits from stock-based compensation	—	(2,354)
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	368,020	49,033
Other receivables	(59,549)	(14,022)
Inventories	(106,841)	181,737
Accounts payable and accrued liabilities	36,881	(327,584)
Prepaids and other, net	8,993	46,188

Net cash provided by operating activities	495,789	38,229
Investing activities:
Purchases of investments	(62,250)	(22,248)
Sales of investments	150,301	2,441
Purchases of property, plant and equipment	(42,900)	(23,752)
Purchases of intangible assets	(422)	(3,310)
Acquisition, net of cash acquired	—	(340,118)
Other, net	826	3,507

Net cash provided by (used in) investing activities	45,555	(383,480)
Financing activities:
Proceeds from issuance of shares, net	8,553	4,163
Repurchase of shares	(126,965)	(150,003)
Excess income tax benefits from stock-based compensation	—	2,354
Repurchase of shares to satisfy employee minimum tax withholdings	(13,882)	(14,193)
Proceeds from issuance of debt	30,314	800,000
Payment of debt obligations	(75,239)	(275,000)
Payment of financing lease obligation	(405)	(314)
Payment for account receivable financing facility	—	(12,042)
Payment for deferred financing fees and debt discount	(1,462)	(2,304)
Contribution from noncontrolling interest	3,500	—

Net cash (used in) provided by financing activities	(175,586)	352,661
Effect of exchange rate changes on cash and cash equivalents	147	—
Net increase in cash and cash equivalents	365,905	7,410
Cash and cash equivalents at beginning of year	980,123	863,582

Cash and cash equivalents at end of year	$1,346,028	$870,992

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

The accompanying financial data as of June 30, 2017 and for the three and six months ended June 30, 2017 and June 30, 2016 has been prepared by the Company, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The December 31, 2016 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

In the opinion of management, all normal recurring adjustments necessary to present fairly the consolidated balance sheet as of June 30, 2017; the consolidated statements of operations, the statements of comprehensive income (loss), and the statements of cash flows for the six months ended June 30, 2017 and June 30, 2016 as applicable, have been made. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

In March 2016, the FASB issued guidance, Improvements to Employee Share-Based Payment Accounting, which simplifies the accounting for share-based payment transactions. The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement. In addition, the new standard includes provisions that impact the classification of awards as either equity or liabilities and the classification of excess tax benefits on the cash flow statements. ARRIS adopted this guidance in the first quarter of 2017. Upon adoption, using the modified retrospective transition method, the Company recorded a cumulative-effect adjustment for previously unrecognized excess tax benefits of $8.9 million, decreasing opening accumulated deficit and increasing non-current deferred tax assets. Applying the guidance prospectively, an income tax expense of approximately $0.4 million was recognized in the six months ended June 30, 2017. Also as a result of the adoption of this guidance, the Company made an accounting policy election to continue to estimate the number of forfeitures expected to occur and has applied the amendments in this guidance relating to classification on the statement of cash flows prospectively, as such no prior periods have been adjusted. Following adoption, the primary impact on the Consolidated Financial Statements will be the recognition of excess tax benefits in the provision for income taxes rather than additional paid-in capital, which will likely result in increased volatility in the reported amounts of income tax expense and net income. The tax effects will be treated as discrete items in the quarter in which share-based amounts vest or are exercised. The actual impact of adopting this standard on the effective tax rate will vary depending on ARRIS’s share price during fiscal 2017.

In October 2016, the FASB issued new guidance for intra-entity transfer of assets other than inventory that requires companies to immediately recognize income tax effects of intercompany transactions in their income statements, eliminating the current exception that allows companies to defer the income tax effects of certain intercompany transactions. The new guidance will be effective for public business entities in fiscal years beginning after December 15, 2017. Early adoption is only permitted as of the beginning of an annual reporting period. ARRIS adopted this update as of January 1, 2017. Upon adoption, using the modified retrospective transition method, the Company recorded a cumulative-effect adjustment for previously recognized prepaid income taxes, decreasing opening accumulated deficit by $2.0 million and increasing non-current deferred tax assets by $4.5 million, and decreasing other current prepaid asset by $2.5 million. Applying the guidance prospectively, an income tax expense of approximately $8.0 million was recognized in the quarter ended March 31, 2017. Also as a result of the adoption of this guidance, any future inter-company sale transactions of assets other than inventory will result in either income tax expense or benefit in the period of the transaction.

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

The Company had a cross-functional team that analyzed the impact of the standard on our revenue streams and contract portfolio to identify potential differences that would arise from applying the requirements of the new standard. To date, the Company has identified major revenue streams, performed an analysis of a sample of contracts to evaluate the impact of the standard, and are finalizing our accounting policies and evaluating the new disclosure requirements. ARRIS is in the process of testing a new revenue recognition application, new business processes, and implementing new controls to support the adoption of the new standard.

While the Company continues to assess all potential impacts of adopting the new guidance, based on analysis completed to date, the new revenue standard is not expected to have a material impact on the amount or timing of revenue recognized in the Company’s consolidated financial statements. The actual impact of adoption will be based on open contracts existing at December 31, 2017 and is subject to the finalization of our transition method. While the Company has not finalized its evaluation, in certain instances, the Company will recognize revenue earlier under the new standard. For example, ARRIS will recognize revenue earlier for certain software license contracts that the Company enters into with its customers. Likewise, the Company will recognize revenue earlier for certain arrangements with Value Added Resellers (VARs) currently accounted for utilizing the sell-through method.

In February 2016, the FASB issued new guidance that will require lessees to recognize most leases on their balance sheets as a right-of-use asset with a corresponding lease liability, and lessors to recognize a net lease investment. Additional qualitative and quantitative disclosures will also be required. This standard is effective for interim and annual reporting periods beginning after December 15, 2018, although early adoption is permitted. The Company has established a project management team to analyze the impact of this standard by reviewing its current accounting policies and practices to identify potential impacts that would result from the application of this standard. The Company has determined changes are likely required to its business processes, systems and controls to effectively report leases and disclosure under the new standard.

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

In May 2017, the FASB issued an accounting standard which amends the scope of modification accounting for share-based payment arrangements. The standard provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. The accounting standard will be applied prospectively to awards modified on or after the effective date. It will be effective for interim and annual periods beginning after December 15, 2017 (January 1, 2018 for the Company). Early adoption is permitted. The Company is currently assessing the potential impact of the adoption of this guidance on its Consolidated Financial Statements.

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

Pending acquisition of Ruckus Wireless and ICX Switch business

On February 22, 2017, ARRIS, Broadcom Corporation, and a subsidiary of Broadcom entered into a Stock and Asset Purchase Agreement (“Purchase Agreement”), pursuant to which, upon the terms and subject to the satisfaction or waiver of the conditions in the Purchase Agreement, ARRIS will acquire Brocade Communication Systems Inc.’s Ruckus Wireless and ICX Switch product lines (the “Ruckus Networks”) for approximately $800 million in cash, subject to adjustment as provided in the Purchase Agreement. The acquisition is subject to the completion of the acquisition of Brocade by Broadcom. The Company anticipates closing the acquisition early in the fourth quarter of 2017, once regulatory approvals are complete.

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

Note 4. Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the year to date period ended June 30, 2017 are as follows (in thousands):

	CPE	N & C	Total
Goodwill	$1,391,171	$1,003,654	$2,394,825
Accumulated impairment losses	—	(378,656)	(378,656)

Balance as of December 31, 2016	$1,391,171	$624,998	$2,016,169

Changes in year 2017:
Currency translation and other	(1,619)	—	(1,619)

Balance as of June 30, 2017	$1,389,552	$624,998	$2,014,550

Goodwill	1,389,552	1,003,654	2,393,206
Accumulated impairment losses	—	(378,656)	(378,656)

Balance as of June 30, 2017	$1,389,552	$624,998	$2,014,550

Intangible Assets

The gross carrying amount and accumulated amortization of the Company’s acquired intangible assets are as follows (in thousands):

	June 30, 2017			December 31, 2016
	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value
Definite-lived intangible assets:
Customer relationships	$1,572,554	$702,099	$870,455	$1,572,947	$624,719	$948,228
Developed technology, patents & licenses	1,250,894	671,853	579,041	1,248,719	571,808	676,911
Trademarks, trade and domain names	62,872	31,265	31,607	83,472	41,433	42,039
Backlog	—	—	—	16,400	16,400	—

Sub-total	$2,886,320	$1,405,217	$1,481,103	$2,921,538	$1,254,360	$1,667,178

Indefinite-lived intangible assets:
Trademarks	5,900	—	5,900	5,900	—	5,900
In-process research and development	4,100	—	4,100	4,100	—	4,100

Sub-total	10,000	—	10,000	10,000	—	10,000

Total	$2,896,320	$1,405,217	$1,491,103	$2,931,538	$1,254,360	$1,677,178

As of June 30, 2017, certain fully amortized intangible assets have been eliminated from both the gross and accumulated amortization amounts.

Amortization expense is reported in the consolidated statements of operations within cost of goods sold and operating expenses. The following table presents the amortization of acquired intangible assets (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of sales	$711	$667	$1,422	$1,033
Selling, general and administrative expenses	949	949	1,899	1,899
Amortization of acquired intangible assets (1)	91,012	109,883	184,657	208,375

Total	$92,672	$111,499	$187,978	$211,307

(1)	Reflects amortization expense for the intangible assets acquired through business combinations.

The estimated total amortization expense for finite-lived intangibles for each of the next five fiscal years is as follows (in thousands):

2017 (for the remaining six months)	$183,556
2018	316,628
2019	270,596
2020	258,866
2021	124,079
Thereafter	327,378

Note 5. Investments

ARRIS’s investments consisted of the following (in thousands):

	As of June 30, 2017	As of December 31, 2016
Current Assets:
Available-for-sale securities	$38,759	$115,553
Noncurrent Assets:
Available-for-sale securities	5,304	15,391
Equity method investments	22,216	22,688
Cost method investments	4,092	6,841
Other investments	29,435	28,012

Total classified as non-current assets	61,047	72,932

Total	$99,806	$188,485

Available-for-sale securities—ARRIS’s investments in debt and marketable equity securities are categorized as available-for-sale and are carried at fair value. Realized gains and losses on available-for-sale securities are included in net income. Unrealized gains and losses on available-for-sale securities are included in the Consolidated Balance Sheets as a component of accumulated other comprehensive income (loss).

The amortized costs and fair value of available-for-sale securities were as follows (in thousands):

	June 30, 2017				December 31, 2016
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit (foreign)	$12,644	$—	$—	$12,644	$87,372	$—	$—	$87,372
Corporate bonds	26,096	21	(5)	26,112	34,175	35	(77)	34,133
Short-term bond fund	—	—	—	—	5,046	69	(69)	5,046
Corporate obligations	4	—	—	4	3	—	—	3
Money markets	54	—	—	54	54	—	—	54
Mutual funds	108	3	—	111	94	28	(21)	101
Other investments	4,993	145	—	5,138	4,192	530	(487)	4,235

Total	$43,899	$169	$(5)	$44,063	$130,936	$662	$(654)	$130,944

The following table represents the breakdown of the available-for-sale investments with gross unrealized losses and the duration that those losses had been unrealized (in thousands):

	June 30, 2017
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Certificates of deposit (foreign)	$12,644	$—	$—	$—	$12,644	$—
Corporate bonds	26,112	(5)	—	—	26,112	(5)
Short-term bond fund	—	—	—	—	—	—
Corporate obligations	4	—	—	—	4	—
Money markets	54	—	—	—	54	—
Mutual funds	111	—	—	—	111	—
Other investments	5,138	—	—	—	5,138	—

Total	$44,063	$(5)	$—	$—	$44,063	$(5)

	December 31, 2016
	Less than 12 months		12 months or more		Total
	Fair value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Certificates of deposit (foreign)	$87,372	$—	$—	$—	$87,372	$—
Corporate bonds	34,133	(77)	—	—	34,133	(77)
Short-term bond fund	5,046	(69)	—	—	5,046	(69)
Corporate obligations	3	—	—	—	3	—
Money markets	54	—	—	—	54	—
Mutual funds	101	(21)	—	—	101	(21)
Other investments	4,235	(487)	—	—	4,235	(487)

Total	$130,944	$(654)	$—	$—	$130,944	$(654)

As of June 30, 2017, for fixed income securities that were in unrealized loss positions, the Company has determined that (i) it does not have the intent to sell any of these investments, and (ii) it is more likely than not that it will not be required to sell any of these investments before recovery of the entire amortized cost basis.

The sale and/or maturity of available-for-sale securities resulted in the following activity (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Proceeds from sales	$58,416	$348	$150,301	$2,442
Gross gains	2	—	12	26
Gross losses	—	—	—	—

The contractual maturities of the Company’s available-for-sale securities are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties (in thousands):

	June 30, 2017
	Amortized Cost	Fair Value
Within 1 year	$38,744	$38,759
After 1 year through 5 years	—	—
After 5 year through 10 years	—	—
After 10 years	5,155	5,304

Total	$43,899	$44,063

Other-than-temporary investment impairments—In making this determination, ARRIS evaluates its investments for any other-than-temporary impairment on a quarterly basis considering all available evidence, including changes in general market conditions, specific industry and individual entity data, the financial condition and the near-term prospects of the entity issuing the security, and the Company’s ability and intent to hold the investment until recovery. For the six months ended June 30, 2017, ARRIS concluded that one private company had indicators of impairment, as the cost basis exceeded the fair value of the investment, resulting in an other-than-temporary impairment charge of $2.8 million. For the year ended December 31, 2016, the Company concluded that two private companies had indicators of impairment, as the cost basis exceeded the fair value of the investments, resulting in an other-than-temporary impairment charges of $12.3 million. These charges are reflected in the Consolidated Statements of Operations.

Classification of securities as current or noncurrent is dependent upon management’s intended holding period, the security’s maturity date and liquidity consideration based on market conditions. If management intends to hold the securities for longer than one year as of the balance sheet date, they are classified as noncurrent.

Note 6. Fair Value Measurement

Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a fair value hierarchy that is based on the extent and level of judgment used to estimate the fair value of assets and liabilities. In order to increase consistency and comparability in fair value measurements, the FASB has established a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels. An asset or liability’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the measurement of its fair value. The three levels of input defined by U.S. GAAP are as follows:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities.

Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3: Unobservable inputs are used when little or no market data is available.

The following table presents the Company’s investment assets (excluding equity and cost method investments) and derivatives measured at fair value on a recurring basis (in thousands):

	June 30, 2017
	Level 1	Level 2	Level 3	Total
Certificates of deposit (foreign)	$—	$12,644	$—	$12,644
Corporate bonds	—	26,112	—	26,112
Corporate obligations	—	4	—	4
Money markets	54	—	—	54
Mutual funds	111	—	—	111
Other investments	—	5,138	—	5,138
Interest rate derivatives — asset derivatives	—	7,906	—	7,906
Interest rate derivatives — liability derivatives	—	(7,991)	—	(7,991)
Foreign currency contracts — asset position	—	273	—	273
Foreign currency contracts — liability position	—	(9,292)	—	(9,292)

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Certificates of deposit (foreign)	$—	$87,372	$—	$87,372
Corporate bonds	—	34,133	—	34,133
Short-term bond fund	5,046	—	—	5,046
Corporate obligations	—	3	—	3
Money markets	54	—	—	54
Mutual funds	101	—	—	101
Other investments	—	4,235	—	4,235
Interest rate derivatives — asset derivatives	—	7,860	—	7,860
Interest rate derivatives — liability derivatives	—	(9,006)	—	(9,006)
Foreign currency contracts — asset position	—	7,369	—	7,369
Foreign currency contracts — liability position	—	(3,671)	—	(3,671)

In addition to the financial instruments included in the above table, certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis in accordance with applicable authoritative guidance. This includes items such as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and nonfinancial long-lived asset groups measured at fair value for an impairment assessment. In general, nonfinancial assets including goodwill, other intangible assets and property and equipment are measured at fair value when there is an indication of impairment and are recorded at fair value only when any impairment is recognized. As of June 30, 2017, the Company had not recorded any impairment related to such assets and had no other material nonfinancial assets or liabilities requiring adjustments or write-downs to their current fair value.

The Company believes the principal amount of debt as of June 30, 2017 approximated fair value because of interest-bearing rates that are adjusted periodically, analysis of recent market conditions, prevailing interest rates, and other Company specific factors. The Company has classified the debt as a Level 2 item within the fair value hierarchy.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s senior secured credit facilities, which are comprised of (i) a “Term Loan A Facility”, (ii) a “Term Loan A-1 Facility”, (iii) a “Term Loan B-2 Facility”, and (iv) a “Revolving Credit Facility”, have variable interest rates based on LIBOR. (See Note 13 Indebtedness for additional details.) As a result of exposure to interest rate movements, ARRIS Group entered into various interest rate swap arrangements, which effectively converted $625 million of its variable-rate debt based on one-month LIBOR to an aggregate fixed rate. The aggregated fixed rate changes as certain swaps mature and other swaps begin and could vary up by 50 basis points or down by 25 basis points based on future changes to the Company’s net leverage ratio. Based on the Company’s interest rates as of March 31, 2017, the aggregate fixed rate for swaps in effect and outstanding through December 29, 2017 is 3.15% per annum, and the aggregate fixed rate for swaps in effect and outstanding from December 29, 2017 through March 31, 2020 is 4.00% per annum. ARRIS Group has designated these swaps as cash flow hedges, and the objective of these hedges is to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged.

During 2016, ARRIS entered into nine $50 million interest rate swap arrangements as a result of the additional exposure from the new Term Loan A-1 Facility. These arrangements effectively converted $450 million of the Company’s variable-rate debt based on one-month LIBOR to an aggregate fixed rate of 2.73% per annum based on the Company’s interest rates as of June 30, 2017. This fixed rate could vary by up 50 basis points or down by 25 basis points based on future changes to the Company’s net leverage ratio. Each of these swaps matures on March 31, 2020. ARRIS has designated these swaps as cash flow hedges, and the objective of these hedges is to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2017, such derivatives were used to hedge the variable cash flows associated with debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and six months ended June 30, 2017, the Company did not have expenses related to hedge ineffectiveness in earnings.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Over the next 12 months, the Company estimates that an additional $1.2 million may be reclassified as an increase to interest expense.

The table below presents the impact the Company’s derivative financial instruments had on the Accumulated Other Comprehensive Income and Statement of Operations (in thousands):

	Location of Gain(Loss) Reclassified from AOCI into Income	Three months ended June 30,		Six months ended June 30,
		2017	2016	2017	2016
Loss Recognized in OCI on Derivatives (Effective Portion)	Interest expense	$(2,787)	$(9,263)	$(733)	(24,438)
Amounts Reclassified from Accumulated OCI into Income (Effective Portion)	Interest expense	590	1,938	1,795	3,679

The following table indicates the location on the Consolidated Balance Sheets in which the Company’s derivative assets and liabilities designated as hedging instruments have been recognized and the related fair values of those derivatives were as follows (in thousands):

	Balance Sheet Location	June 30, 2017	December 31, 2016
Interest rate derivatives — asset derivatives	Other current assets	1,719	222
Interest rate derivatives — asset derivatives	Other assets	6,187	8,043
Interest rate derivatives — liability derivatives	Other accrued liabilities	(2,863)	(2,989)
Interest rate derivatives — liability derivatives	Other noncurrent liabilities	(5,128)	(6,421)

Credit-risk-related Contingent Features

ARRIS has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. As of June 30, 2017 and December 31, 2016, the fair value of derivatives, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was a net liability position of $0.3 million and a net liability position of $1.4 million, respectively. As of June 30, 2017, the Company has not posted any collateral related to these agreements nor has it required any of its counterparties to post collateral related to these or any other agreements.

Non-designated hedges of foreign currency risk

The Company has U.S. dollar functional currency entities that bill certain international customers in their local currency and foreign functional currency entities that procure in U.S. dollars. ARRIS also has certain predictable expenditures for international operations in local currency. Additionally, certain intercompany transactions are denominated in foreign currencies and subject to revaluation. To mitigate the volatility related to fluctuations in the foreign exchange rates for certain exposures, ARRIS has entered into various foreign currency contracts. As of June 30, 2017, the Company had option collars with notional amounts totaling 30 million euros which mature in throughout 2017, forward contracts with notional amounts totaling 30 million euros which mature throughout 2017 and 2018, forward contracts with a total notional amount of 60 million Australian dollars which mature throughout 2017 and 2018, forward contracts with notional amounts totaling 35 million Canadian dollars which mature throughout 2017, forward contracts with notional amounts totaling 55 million British pounds which mature throughout 2017 and forward contracts with notional amounts totaling 611.7 million South African rand which mature throughout 2017 and 2018.

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

The following table indicates the location on the Consolidated Balance Sheets in which the Company’s derivative assets and liabilities not designated as hedging instruments have been recognized and the related fair values of those derivatives were as follows (in thousands):

	Balance Sheet Location	June 30, 2017	December 31, 2016
Foreign exchange contracts — asset derivatives	Other current assets	$244	$7,369
Foreign exchange contracts — asset derivatives	Other assets	29	—
Foreign exchange contracts — liability derivatives	Other accrued liabilities	(9,292)	(3,671)

The change in the fair values of ARRIS’s derivatives not designated as hedging instruments recorded in the Consolidated Statements of Operations were as follows (in thousands):

	Statement of Operations Location	Three months ended June 30,		Six months ended June 30,
		2017	2016	2017	2016
Foreign exchange contracts	(Gain) loss on foreign currency	$9,612	$(5,507)	$16,319	11,948

Note 8. Pension Benefits

Components of Net Periodic Pension Cost (in thousands):

	U.S. Pension Plans		Non-U.S. Pension Plans
	Three months ended June 30,		Three months ended June 30,
	2017	2016	2017	2016
Service cost	$—	$—	$154	$173
Interest cost	434	438	113	151
Return on assets (expected)	(224)	(199)	(75)	(68)
Amortization of net actuarial loss	138	136	—	—

Net periodic pension cost	$348	$375	$192	256

	U.S. Pension Plans		Non-U.S. Pension Plans
	Six months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Service cost	$—	$—	$308	$346
Interest cost	867	875	226	302
Return on assets (expected)	(448)	(397)	(150)	(136)
Amortization of net actuarial loss (gain)	276	272	—	(1,897)

Net periodic pension cost (benefit)	$695	$750	$384	$(1,385)

Employer Contributions

No minimum funding contributions are required in 2017 under the Company’s U.S. defined benefit plan. During the three and six months ended June 30, 2017, the Company made a minimum funding contribution of $0.3 and $0.6 million, respectively, related to its Taiwan pension plan. During the three and six months ended June 30, 2016, the Company made a minimum funding contribution of zero and $9.6 million, respectively, related to its Taiwan pension plan.

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

Information regarding the changes in ARRIS’s aggregate product warranty liabilities for the six months ended June 30, 2017 was as follows (in thousands):

Balance at December 31, 2016	$88,187
Accruals related to warranties (including changes in assumptions)	18,225
Settlements made (in cash or in kind)	(23,807)

Balance at June 30, 2017	$82,605

Note 10. Inventories

The components of inventory were as follows, net of reserves (in thousands):

	June 30, 2017	December 31, 2016
Raw material	$95,224	$86,243
Work in process	5,296	3,877
Finished goods	557,361	461,421

Total inventories, net	$657,881	$551,541

Note 11. Property, Plant and Equipment

Property, plant and equipment, at cost, consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Land	$68,562	$68,562
Buildings and leasehold improvements	193,427	163,333
Machinery and equipment	449,257	440,955

	711,246	672,850
Less: Accumulated depreciation	(356,213)	(319,473)

Total property, plant and equipment, net	$355,033	$353,377

Note 12. Restructuring, Acquisition and Integration

Restructuring

The following table represents a summary of and changes to the restructuring accrual, which is primarily composed of accrued severance and other employee costs and contractual obligations that related to excess leased facilities (in thousands):

	Employee severance & termination benefits	Contractual obligations and other	Write-off of property, plant and equipment	Total
Balance at December 31, 2016	$27,886	$2,243	$—	$30,129
Restructuring charges	7,464	4,560	1,453	13,477
Cash payments / adjustments	(16,410)	(2,452)	—	(18,862)
Non-cash expense	—	—	(1,453)	(1,453)

Balance at June 30, 2017	$18,940	$4,351	$—	$23,291

Employee severance and termination benefits – In the first half of 2017, ARRIS recorded restructuring charges of $7.5 million related to severance and employee termination benefits for 115 employees. This initiative affected all segments. The liability for the plan is expected to be paid in 2017.

In first quarter of 2016, ARRIS completed its acquisition of Pace. ARRIS initiated restructuring plans as a result of the Acquisition that focuses on the rationalization of personnel, facilities and systems across the ARRIS organization. The cost recorded during 2016 was approximately $96.3 million. The restructuring plan affected approximately 1,545 employees across the company. The remaining liability is expected to be paid in 2017. The restructuring charges are included in the Consolidated Statement of Operations in the line item titled “Integration, acquisition, restructuring costs and other costs”.

Contractual obligations – ARRIS has accruals representing contractual obligations that relate to excess leased facilities. A liability for such costs is recognized and measured initially at fair value on the cease-use date based on remaining lease rentals, adjusted for the effects of any prepaid or deferred items recognized, reduced by the estimated sublease rentals that could be reasonably obtained even if it is not the intent to sublease. The fair value of these liabilities is based on a net present value model using a credit-adjusted risk-free rate. The liability will be paid out over the remainder of the leased properties’ terms, which continue through 2021. Actual sublease terms may differ from the estimates originally made by the Company. Any future changes in the estimates or in the actual sublease income could require future adjustments to the liabilities, which would impact net income in the period the adjustment is recorded. During the first half of 2017, the Company exited two additional facilities and recorded a charge of $4.6 million.

Write-off of property, plant and equipment – As part of the restructuring plan initiated as a result of the Pace acquisition, the Company recorded a restructuring charge of $1.5 million related to the write-off of property, plant and equipment associated with a closure of a facility. This restructuring plan was related to the Corporate segment.

Acquisition

During the three and six months ended June 30, 2017, acquisition expenses were approximately $2.3 million and $4.7 million, respectively. These expenses related to the pending acquisition of the Ruckus Wireless and ICX Switch product lines and consisted of banker and other fees. During the three and six months ended June 30, 2016, acquisition expenses were approximately $1.1 million and $29.0 million, respectively. These expenses related to banker fees, legal fees and other direct costs of the Combination.

Integration

Integration expenses of approximately $0.3 million and $1.6 million were recorded during the three months and six months ended June 30, 2017, respectively, related to integration-related outside services following the Combination. Integration expenses of $6.4 million and $18.5 million, respectively, were recorded during the three and six months ended June 30, 2016.

Note 13. Indebtedness

The following is a summary of indebtedness and lease financing obligations (in thousands):

	As of June 30, 2017	As of December 31, 2016
Current liabilities:
Term A loan	$49,500	$49,500
Term A-1 loan	40,000	40,000
Term B-2 loan	5,450	—
Lease finance obligation	784	775

Current obligations	95,734	90,275
Current deferred financing fees and debt discount	(6,398)	(7,541)

	89,336	82,734
Noncurrent liabilities:
Term A loan	841,500	866,250
Term A-1 loan	710,000	730,000
Term B loan	—	543,812
Term B-2 loan	538,188	—
Revolver	—	—
Lease finance obligation	61,488	57,902

Noncurrent obligations	2,151,176	2,197,964
Noncurrent deferred financing fees and debt discount	(16,670)	(17,955)

	2,134,506	2,180,009

Total	$2,223,842	$2,262,743

Senior Secured Credit Facilities

On June 18, 2015, ARRIS Group amended and restated its existing credit agreement dated March 27, 2013 (the “Existing Credit Agreement”) to improve the terms and conditions of the credit agreement, extend the maturities of certain loan facilities, increase the amount of the revolving credit facility, and add a new term A-1 loan facility to fund the acquisition of Pace. The credit facility under the amended credit agreement (the “Amended Credit Agreement”) is comprised of (i) a “Term Loan A Facility” of $990 million, (ii) a “Term Loan B Facility” of $543.8 million, (iii) a “Revolving Credit Facility” of $500 million and (iv) a “Term Loan A-1 Facility” of $800 million, was funded upon the closing of the acquisition of Pace in 2016. Under the Amended Credit Agreement, the Term Loan A Facility, Term Loan A-1 Facility and the Revolving Credit Facility will mature on June 18, 2020. The Term Loan B Facility was scheduled to mature on April 17, 2020, but has been amended as described below.

On April 26, 2017, ARRIS and certain of ARRIS’s subsidiaries entered into a Second Amendment (the “Second Amendment”) to its Amended and Restated Credit Facility dated June 18, 2015, as previously amended on December 15, 2015 (the “Credit Agreement”). The Second Amendment provides for a new Term B Loan facility in the principal amount of $545 million, the proceeds of which (along with cash on hand) were used to repay the existing Term B Loan facility. Under the terms of the Second Amendment, the new Term B-2 Loan has a maturity date of April 2024 and an interest rate of LIBOR plus a percentage ranging from 2.25% to 2.50% for Eurocurrency Rate Loans (as defined in the Credit Agreement), or the prime rate plus a percentage ranging from 1.25% to 1.50% for Base Rate Loans (as defined in the Credit Agreement), in either case depending on the Company’s consolidated net leverage ratio. All other material terms of the Credit Agreement remain unchanged.

In connection with the Second Amendment to the Credit Agreement, the Company capitalized approximately $0.1 million of financing fees and $1.4 million of original issuance discount. In addition, the Company expensed approximately $2.5 million of debt issuance costs and wrote off approximately $0.3 million of existing debt issuance costs associated with certain lenders who were not party to the Term Loan B-2 Facility, which were included as interest expense in the Consolidated Statements of Operations for the three and six months ended June 30, 2017.

Interest rates on borrowings under the senior secured credit facilities are set forth in the table below.

	Rate	As of June 30, 2017
Term Loan A	LIBOR + 1.75%	2.98%
Term Loan A-1	LIBOR + 1.75%	2.98%
Term Loan B-2	LIBOR + 2.50%	3.73%
Revolving Credit Facility(1)	LIBOR + 1.75%	Not Applicable

(1)	Includes unused commitment fee of 0.35% and letter of credit fee of 1.75% not reflected in interest rate above.

The Amended Credit Agreement provides for adjustments to the interest rates paid on the Term Loan A, Term Loan A-1, Term Loan B-2 and Revolving Credit Facility based upon the achievement of certain leverage ratios.

Borrowings under the senior secured credit facilities are secured by first priority liens on substantially all of the assets of ARRIS and certain of its present and future subsidiaries who are or become parties to, or guarantors under, the Amended Credit Agreement governing the senior secured credit facilities. The Amended Credit Agreement provides terms for mandatory prepayments, optional prepayments and commitment reductions. The Amended Credit Agreement also includes events of default, which are customary for facilities of this type (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all amounts outstanding under the credit facilities may be accelerated. The Amended Credit Agreement contains usual and customary limitations on indebtedness, liens, restricted payments, acquisitions and asset sales in the form of affirmative, negative and financial covenants, which are customary for financings of this type, including the maintenance of a minimum interest coverage ratio of 3.50:1 and a maximum leverage ratio of 3.50:1. As of June 30, 2017, ARRIS was in compliance with all covenants under the Amended Credit Agreement.

During the three and six months ended June 30, 2017, the Company made mandatory prepayments of approximately $23.7 million and $46.1 million, respectively, related to the senior secured credit facilities.

As of June 30, 2017, the scheduled maturities of the contractual debt obligations for the next five years are as follows (in thousands):

2017 (for the remaining six months)	$47,475
2018	94,950
2019	94,950
2020	1,422,700
2021	5,450
Thereafter	519,113

Lease Financing Obligation

In 2015, the Company sold its San Diego office complex consisting of land and buildings. The Company concurrently entered into a leaseback arrangement for two of the buildings (Building 1 and Building 2). Building 1 did not qualify for sale-leaseback accounting due to continuing involvement that will exist for the 10-year lease term. Accordingly, the carrying value of Building 1 will remain on the Company’s balance sheet and will be depreciated over the ten-year lease period with the proceeds reflected as a financing obligation.

During the quarter ended June 30, 2017, the Company recorded a $4.0 million increase to both the financing obligation and the building asset, which will be depreciated, as a result of lessor funded improvements.

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

The table below represents information about the Company’s reportable segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales to external customers:
CPE	$1,155,883	$1,170,254	$2,210,939	$2,261,082
N&C	510,972	563,493	941,408	1,087,730
Other	(2,685)	(3,703)	(5,071)	(4,062)

Total	1,664,170	1,730,044	3,147,276	3,344,750

Direct contribution:
CPE	123,724	177,545	242,139	309,509
N&C	192,775	183,298	324,493	340,282

Segment total	316,499	360,843	566,632	649,791

Corporate and unallocated costs	(160,161)	(174,435)	(310,637)	(360,461)
Amortization of intangible assets	(91,012)	(109,883)	(184,657)	(208,375)
Integration, acquisition, restructuring and other	(9,690)	(43,137)	(19,785)	(134,057)

Operating income (loss)	55,636	33,388	51,553	(53,102)

Interest expense	23,344	19,102	43,027	38,728
Loss on investments	3,609	6,389	8,139	8,348
Interest income	(1,788)	(1,185)	(3,709)	(1,968)
(Gain) loss on foreign currency	9,373	(9,801)	14,113	2,440
Other expense ( income), net	926	5,219	841	4,869

Income (loss) before income taxes	$20,172	$13,664	$(10,858)	$(105,519)

The compositions of our corporate and unallocated costs that are reflected in the consolidated statement of operations were as follow (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Corporate and unallocated costs:
Cost of sales	$21,461	$41,277	$43,544	$88,665
Selling, general and administrative expenses	95,835	88,598	182,860	183,971
Research and development expenses	42,865	44,560	84,233	87,825

Total	$160,161	$174,435	$310,637	$360,461

Note 15. Sales Information

ARRIS sells its products primarily in the United States. The Company’s international revenue is generated from Asia Pacific, Canada, Europe, Middle East and Latin America. Sales to customers outside of United States were approximately 32.6% and 28.0% of total sales for the three months ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017 and 2016, sales to customers outside of United States were approximately 33.9% and 26.2%, respectively.

The table below set forth our domestic (U.S.) and international sales (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Domestic – U.S	$1,121,079	$1,245,622	$2,079,556	$2,468,302
Americas, excluding U.S.	256,260	248,132	548,861	483,053
Asia Pacific	108,458	87,338	160,373	124,720
EMEA	178,373	148,952	358,486	268,675

Total international	543,091	484,422	1,067,720	876,448

Total sales	$1,664,170	$1,730,044	$3,147,276	$3,344,750

Note 16. Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Basic:
Net income (loss) attributable to ARRIS International plc	$30,336	$84,228	$(8,762)	$(118,345)
Weighted average shares outstanding	186,803	190,409	188,291	191,076
Basic earnings (loss) per share	$0.16	$0.44	$(0.05)	$(0.62)
Diluted:
Net income (loss) attributable to ARRIS International plc	$30,336	$84,228	$(8,762)	$(118,345)
Weighted average shares outstanding	186,803	190,409	188,291	191,076
Net effect of dilutive equity awards	2,199	841	—	—

Total	189,002	191,250	188,291	191,076
Diluted earnings (loss) per share	$0.16	$0.44	$(0.05)	$(0.62)

Potential dilutive shares include unvested restricted and performance awards and warrants.

For the three months ended June 30, 2017 and 2016, approximately 3.4 million and 2.5 million of the equity-based awards were excluded from the computation of diluted earnings per share. During the six months ended June 30, 2017 and 2016, all of the equity-based awards were excluded from the computation of diluted earnings per share. These exclusions are made if the exercise price of these equity-based awards is in excess of the average market price of the shares for the period, or if the Company has net losses, both of which have an anti-dilutive effect.

During the six months ended June 30, 2017, the Company issued 1.3 million ordinary shares related to the vesting of restricted shares, as compared to 2.3 million shares for the twelve months ended December 31, 2016.

The warrants have a dilutive effect in those periods in which the average market price of the shares exceeds the current effective conversion price (under the treasury stock method), and are not subject to performance conditions. During the fourth quarter of 2016, approximately 2.2 million warrants vested based on the amount of purchases of products and services by the respective customers from the Company. There is no vesting in the first half of 2017. The dilutive effect of these vested shares was immaterial.

In connection with the Combination, ARRIS issued approximately 47.7 million ARRIS International plc ordinary shares as part of the purchase consideration. The fair value of the 47.7 million shares issued, $1,434.7 million, was determined based on the conversion of each of Pace’s shares and equity awards outstanding at a conversion rate of 0.1455 with a value of $30.08 at January 4, 2016, which represents the opening price of the Company’s shares at the date of Combination.

The Company has not paid cash dividends on its shares since its inception. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent on then-existing conditions, including the Company’s financial condition, results of operations, capital requirements, contractual and legal restrictions, business prospects and other factors that the Board considers relevant. The Amended Credit Agreement contains restrictions on the Company’s ability to pay dividends on its ordinary shares.

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

The Company reported the following operating results for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Income (loss) before income taxes	$20,172	$13,664	$(10,858)	$(105,519)
Income tax (benefit) expense	(8,302)	(68,795)	1,699	17,218
Effective income tax rate	(44.8)%	(503.5)%	(15.6)%	(16.3)%

The Company’s effective income tax rate fluctuates based on, among other factors, its level and location of income. The difference between the U.K. federal statutory income tax rate of 19.25% and the effective income tax rate for the 2017 and 2016 periods is primarily due to the benefits of other foreign income tax regimes and the U.S. federal research and development credits. The change in income tax benefit for the three months ended June 30, 2017 was primarily due to a change in the application of the estimated annual effective tax rate resulting from an increase in annual earnings expectations in 2017 compared to the expected annual loss in 2016 which required the Company to apply the guidance on income taxes related to loss limitation provisions. The change in income tax expense for the six months ended June 30, 2017 was due to a decrease in the amount of book loss incurred in 2017 when compared to 2016.

The Company’s effective income tax rate for the six months ended June 30, 2017 was impacted by $8.0 million of expense related to the intra-entity sale of an asset, $4.8 million of benefit related to the reversal of interest related to uncertain tax positions and $4.0 million of benefit related to statute closures for uncertain tax positions.

The Company’s effective income tax rate for the six months ended June 30, 2016 was impacted by recording $55 million of withholding tax expense in connection with the Combination, as well as $2.1 million of expense on expiring net operating losses, $2.7 million of expense for discrete uncertain tax positions and $2.1 million of benefit from a release of valuation allowances.

Note 18. Shareholders’ Equity

The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to shareholders of ARRIS International plc and equity attributable to noncontrolling interest (in thousands):

	Ordinary Shares	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total ARRIS International plc stockholders’ equity	Non- controlling Interest	Total stockholders’ equity
Balance, December 31, 2016	$2,831	$3,314,707	$(132,013)	$3,291	$3,188,816	$37,921	$3,226,737
Net loss	—	—	(8,762)	—	(8,762)	(3,795)	(12,557)
Other comprehensive income, net of tax	—	—	—	(1,080)	(1,080)	(28)	(1,108)
Contribution from non-controlling interest	—	—	—	—	—	3,500	3,500
Compensation under stock award plans	—	41,740	—	—	41,740	—	41,740
Issuance of ordinary shares and other	16	(5,345)	—	—	(5,329)	—	(5,329)
Provision for warrants	—	5,081	—	—	5,081	—	5,081
Repurchase of ordinary shares, net	(61)	—	(126,904)	—	(126,965)	—	(126,965)
Cumulative effect adjustment to opening balance (1)	—	—	10,974	—	10,974	—	10,974

Balance, June 30, 2017	$2,786	$3,356,183	$(256,705)	$2,211	$3,104,475	$37,598	$3,142,073

(1)	Cumulative adjustment related to the adoption of accounting standards, see Note 2 Impact of Recently Adopted Accounting Standards for additional information.

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

At June 30, 2017, approximately 2.2 million warrants are vested and outstanding, with a weighted average exercise price of $24.56, which vested based on the amount of purchases of products and services by the customers from the Company in 2016.

The table below presents by year, the warrants to purchase ordinary shares that could vest under outstanding Warrant programs with customers, based on achieving certain purchase levels (in thousands).

	Warrants Issuable		Exercise Price per Maximum Share Issuable
	Minimum	Maximum	$22.19	$28.54	TBD[1]
Year
2017	2,000	7,500	5,000	2,500	—
2018	1,000	2,500	—	—	2,500

(1)	The exercise price for the 2018 warrants will be determined based upon the lower of 1) the volume-weighted price for the 10-day trading period preceding January 1, 2018 (“the January Price”) or 2) the average of $28.54 and the January Price.

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

The fair value of the Warrants is determined using the Black-Scholes option pricing model. The assumptions utilized in the Black-Scholes model include the risk-free interest rate, expected volatility, and expected life in years. The risk-free interest rate over the expected life is equal to the prevailing U.S. Treasury note rate over the same period. Expected volatility is determined utilizing historical volatility over a period of time equal to the expected life of the warrant. Expected life is equal to the remaining contractual term of the warrant. The dividend yield is assumed to be zero since the Company have not historically declared dividends and do not have any plans to declare dividends in the future.

For the three and six months ended June 30, 2017, ARRIS recorded $2.7 million and $5.1 million, respectively, as a reduction to net sales in connection with Warrants. This transaction is considered an equity contract, and is classified as such.

Note 20. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss) by component, net of taxes (in thousands):

	Available-for sale securities	Derivative instruments	Change related to pension liability	Cumulative translation adjustments	Total
Balance as of December 31, 2016	$137	$671	$(6,810)	$9,293	$3,291
Other comprehensive income before reclassifications	204	(456)	—	(2,018)	(2,270)
Amounts reclassified from accumulated other comprehensive income (loss)	58	1,117	15	—	1,190

Net current-period other comprehensive income	262	661	15	(2,018)	(1,080)

Balance as of June 30, 2017	$399	$1,332	$(6,795)	$7,275	$2,211

	Available-for sale securities	Derivative instruments	Change related to pension liability	Cumulative translation adjustments	Total
Balance as of December 31, 2015	$133	$(6,781)	$(4,195)	$(1,803)	$(12,646)
Other comprehensive (loss) income before reclassifications	(2)	(17,223)	—	329	(16,896)
Amounts reclassified from accumulated other comprehensive income (loss)	1	2,593	(2,025)	—	569

Net current-period other comprehensive income (loss)	(1)	(14,630)	(2,025)	329	(16,327)

Balance as of June 30, 2016	$132	$(21,411)	$(6,220)	$(1,474)	$(28,973)

Note 21. Repurchases of ARRIS Shares

The table below sets forth the purchases of ARRIS shares for the quarter ended June 30, 2017:

Period	Total Number of SharesPurchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
April 2017	1,500,747	$25.89	1,500,747	300,000
May 2017	4,428	$28.01	—	300,000
June 2017	172,980	$28.93	172,841	295,000

(1)	4,567 shares were subject to equity awards that were cancelled for cash to satisfy minimum tax withholding obligations that arose on the vesting of shares of restricted stock units.

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

During the first quarter of 2017, ARRIS repurchased 3.3 million of the Company’s ordinary shares at an average price of $25.44 per share, for aggregate consideration of approximately $83.1 million. During the second quarter of 2017, ARRIS repurchased 1.7 million of the Company’s ordinary shares at an average price of $26.20 per share, for aggregate consideration of approximately $43.9 million. The remaining authorized amount for stock repurchases under these plans was $295.0 million as of June 30, 2017. Unless terminated earlier by a Board resolution, these new plans will expire when ARRIS has used all authorized funds for repurchase.

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

Business and Financial Highlights

Business Highlights

•	For the second quarter 2017, revenues declined overall year-over-year primarily due to the timing of operator spending in the U.S. markets, and delayed spending during the transition period for certain next-generation platforms.

•	For the first half of 2017, international revenues reflected growth in all regions as operators invested in broadband and video capabilities and foreign exchange rates stabilized compared to 2016.

•	Operating expenses declined year on year as integration of the Pace business was completed and product line restructuring implemented.

•	On February 22, 2017, ARRIS announced the acquisition of Brocade Communication Systems Inc.’s Ruckus Wireless and ICX Switch product lines to expand ARRIS’ converged wired and wireless technologies beyond the home.

•	In the first half of 2017, we repurchased 4.9 million of our ordinary shares for $127.0 million.

•	Amended our Term Loan B included in our credit agreement providing for improved terms and conditions, and extended maturity.

Financial Highlights

•	Sales in the second quarter and first half of 2017 were $1,664.2 million and $3,147.3 million, respectively, as compared to $1,730.0 million and $3,344.8 million in the same periods in 2016.

•	In the second quarter and first half of 2017, we recorded $2.7 million and $5.1 million, respectively, of non-cash charges as a reduction in revenue related to our warrant programs.

•	Gross margin percentage was 24.2% in the second quarter of 2017, which compares to 25.7% in the second quarter of 2016. The decline in the margin reflects memory product cost increases, customer and product mix and new product introduction.

•	Total operating expenses (excluding amortization of intangible assets, integration, acquisition, restructuring charges and other costs) in the second quarter of 2017 were $247.0 million, as compared to $258.3 million in the same period last year. The decline reflects restructuring implemented after the Combination.

•	We ended the second quarter of 2017 with $1,384.8 million of cash, cash equivalents and short-term marketable security investments. We generated approximately $495.8 million of cash from operating activities through the first six months of 2017, which compares to $38.2 million during the same period in 2016.

•	We ended the second quarter of 2017 with outstanding debt under our credit facilities of $2,184.6 million, at face value, the current portion of which is $95.0 million. We repaid $46.1 million of our Term Loans under our credit facility in the first six months of 2017. With regard to our Term-Loan B-2 facility, we repaid $29.1 million in debt to exiting lenders and recorded proceeds from issuance of debt of $30.3 million.

Comparison of Operations for the Three and Six Months Ended June 30, 2017 and 2016

Net Sales

The table below sets forth our net sales for each of our segments (in thousands):

	Net Sales				Increase (Decrease) Between 2017 and 2016
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Three Months Ended June 30		For the Six Months Ended June 30
	2017	2016	2017	2016	$	%	$	%
Segment:
CPE	$1,155,883	$1,170,254	$2,210,939	$2,261,082	$(14,371)	(1.2)%	$(50,143)	(2.2)%
N&C	510,972	563,493	941,408	1,087,730	(52,521)	(9.3)%	(146,322)	(13.4)%
Other	(2,685)	(3,703)	(5,071)	(4,062)	1,018	27.5%	(1,009)	(24.8)%

Total sales	$1,664,170	$1,730,044	$3,147,276	$3,344,750	$(65,874)	(3.8.)%	$(197,474)	(5.9)%

The table below sets forth our domestic (U.S.) and international sales (in thousands):

	Net Sales				Increase (Decrease) Between 2017 and 2016
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Three Months Ended June 30		For the Six Months Ended June 30
	2017	2016	2017	2016	$	%	$	%
Domestic – U.S.	$1,121,079	$1,245,622	$2,079,556	$2,468,302	$(124,543)	(10.0)%	$(388,746)	(15.7)%
Americas, excluding U.S.	256,260	248,132	548,861	483,053	8,128	3.3%	65,808	13.6%
Asia Pacific	108,458	87,338	160,373	124,720	21,120	24.2%	35,653	28.6%
EMEA	178,373	148,952	358,486	268,675	29,421	19.8%	89,811	25.1%

Total International	543,091	484,422	1,067,720	876,448	58,669	12.1%	191,272	21.8%

Total sales	$1,664,170	$1,730,044	$3,147,276	$3,344,750	$(65,874)	(3.8)%	$(197,474)	(5.9)%

Customer Premises Equipment Net Sales 2017 vs. 2016

During the three and six months ended June 30, 2017, sales in the CPE segment decreased approximately 1.2% and 2.2%, respectively, as compared to the same period in 2016. The decrease is primarily attributable to lower video and broadband CPE product sales.

Network and Cloud Net Sales 2017 vs. 2016

During the three and six months ended June 30, 2017, sales in the N&C segment decreased approximately 9.3% and 13.4%, respectively, as compared to the same period in 2016. The decrease in sales is primarily a result of decreased customer spend on the current CMTS platforms as they wait for the introduction of next generation products, expected to be commercially available in the second half of the year. Sales in the same period of the prior year reflected higher spend as service providers increased their investment to expand broadband network capacity and high speed data internet access speeds.

Gross Margin

The table below sets forth our gross margin (in thousands, except percentages):

	Gross Margin				Increase (Decrease) Between 2017 and 2016
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Three Months Ended June 30		For the Six Months Ended June 30
	2017	2016	2017	2016	$	%	$	%
Gross margin dollars	$403,357	$444,734	740,615	828,766	(41,377)	(9.3)%	(88,151)	(10.6)%
Gross margin percentage	24.2%	25.7%	23.5	24.8%		(1.5)		(1.3)

During the three and six months ended June 30, 2017, gross margin dollars and percentage decreased as compared to the same period in 2016. Gross margin percentage decreased primarily as a result of lower sales, a change in product and customer mix, new product introductions and memory pricing pressure, which are expected to continue in the near-term.

During the three and six months ended June 30, 2017, gross margins were also impacted by $2.7 million and $5.1 million, respectively, associated with a reduction in sales associated with the fair value of warrants issued to customers.

The gross margin for the three and six months ended June 30, 2016 included $20.0 million and $50.3 million, respectively, impact associated with writing up the historic cost of the Pace inventory to fair value at the date of acquisition (subsequently increasing cost of goods sold).

Operating Expenses

The table below provides detail regarding our operating expenses (in thousands):

	Operating Expenses				Increase (Decrease) Between 2017 and 2016
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Three Months Ended June 30		For the Six Months Ended June 30
	2017	2016	2017	2016	$	%	$	%
Selling, general and administrative	$113,921	$105,746	$218,560	$225,710	$8,175	7.7%	$(7,150)	(2.8)%
Research and development	133,098	152,580	266,060	313,726	(19,482)	(12.8)%	(47,666)	(15.2)%
Amortization of intangible assets	91,012	109,883	184,657	208,375	(18,871)	(17.2)%	(23,718)	(11.4)%
Integration, acquisition, restructuring & other	9,690	43,137	19,785	134,057	(33,447)	(77.5)%	(114,272)	(85.2)%

Total	$347,721	$411,346	$689,062	$881,868	$(63,625)	(15.5)%	$(192,806)	(21.9)%

We are embarking on significant enhancements to our business processes and ERP systems. This global ERP effort is projected to continue into 2019, and we will increase our anticipated operating costs by approximately $5.0 million per quarter going forward.

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

SG&A expenses increased for the three months ended June 30, 2017 compared to the prior year primarily due to higher legal fees and stock-based equity compensation, offset by the result of reductions in force following the Combination.

SG&A expenses decreased for the six months ended June 30, 2017 compared to the prior year primarily as a result of reductions in force following the Combination.

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

During the three and six months ended June 30, 2017, R&D expenses decreased as compared to the same period in 2016. The decrease is primarily the result of reductions in force following the Combination as well as the divestiture of certain product lines that occurred during 2016.

Amortization of Intangible Assets

Our intangible amortization expense relates to finite-lived intangible assets acquired in business combinations. Intangibles amortization expense for the three months ended June 30, 2017 and 2016 was $91.0 million and $109.9 million, respectively. For the six months ended June 30, 2017 and 2016, intangible amortization expense was $184.7 million and $208.4 million, respectively. During the three months and six months ended June 30, 2017, amortization expense decreased as compared to the same period in 2016. The decrease was as a result of certain intangible assets becoming fully amortized.

Integration, Acquisition, Restructuring & Other Costs

During the three and six months ended June 30, 2017, we recorded acquisition related expenses and integration expenses of $2.7 million and $6.3 million, respectively. These expenses related to the pending acquisition of the Ruckus Wireless and ICX Switch product lines and consisted primarily of banker fees and other fees.

Restructuring charges of $7.0 million and $13.5 million were recorded during the three and six months ended June 30, 2017, respectively, related to employee termination benefits, voluntary retirement offering, facility closures and non-cash write off of property, plant and equipment.

During the three and six months ended June 30, 2016, we recorded acquisition related expenses and integration expenses of $7.5 million and $47.5 million, respectively. These expenses related to the Combination and consisted of banker fees, legal fees, integration related outside services and other direct costs of the Combination.

Restructuring expense of $32.8 million and $83.8 million were recorded during the three and six months ended June 30, 2016, respectively. The restructuring plan affected approximately 1,250 positions across the Company and its reportable segments.

Other costs of $2.8 million were recorded during the three and six months ended June 30, 2016, of which $0.5 million was related to the loss resulting from the divestitures of certain product lines and $2.3 million was related to the write off of in-process research and development projects that were abandoned.

Direct Contribution

The table below sets forth our direct contribution for each of our segments (in thousands):

	Direct Contribution				Increase (Decrease) Between 2017 and 2016
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Three Months Ended June 30		For the Six Months Ended June 30
	2017	2016	2017	2016	$	%	$	%
Segment:
CPE	$123,724	$177,545	$242,139	$309,509	$(53,821)	(30.3)%	$(67,370)	(21.8)%
N&C	192,775	183,298	324,493	340,282	9,477	5.2%	(15,789)	(4.6)%

Total	$316,499	$360,843	$566,632	$649,791	$(44,344)	(12.3)%	$(83,159)	(12.8)%

Customer Premises Equipment Direct Contribution 2017 vs. 2016

During the three and six months ended June 30, 2017, CPE segment direct contribution decreased by approximately 30.3% and 21.8%, respectively, as compared to the same period in 2016. The direct contribution was negatively impacted by lower sales as well as lower gross margin due to memory pricing pressure, which are expected to continue in the near-term.

Network and Cloud Direct Contribution 2017 vs. 2016

During the three months ended June 30, 2017, direct contribution in our N&C segment increased by approximately 5.2%, as compared to the same period in 2016. The increase was primarily attributable the mix of products and reductions in operating expenses.

During the six months ended June 30, 2017, direct contribution in our N&C segment decreased by approximately 4.6%, as compared to the same period in 2016. The decrease was primarily attributable the lower sales and a higher mix of lower margin products.

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

For the three and six months ended June 30, 2017 and 2016, the composition of our corporate and unallocated costs that are reflected in the consolidated statement of operations were as follows (in thousands, except percentages):

	Direct Contribution				Increase (Decrease) Between 2017 and 2016
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Three Months Ended June 30		For the Six Months Ended June 30
	2017	2016	2017	2016	$	%	$	%
Cost of sales	$21,461	$41,277	$43,544	$88,665	$(19,816)	(48.0)%	$(45,121)	(50.9)%
Selling, general and administrative	95,835	88,598	182,860	183,971	7,237	8.2%	(1,111)	(0.6)%
Research and development	42,865	44,560	84,233	87,825	(1,695)	(3.8)%	(3,592)	(4.1)%

Total	$160,161	$174,435	$310,637	$360,461	$(14,274)	(8.2)%	$(49,824)	(13.8)%

During the three and six months ended June 30, 2017, corporate and unallocated costs decreased as compared to the same period in 2016. Included in the cost of sales during the three and six months ended June 30, 2016 were $20.0 million and $50.3 million, respectively, associated with the step-up in the underlying net book value of Pace inventory acquired in the Combination to fair market value as of the acquisition date.

Other Expense (Income)

The table below provides detail regarding our other expense (in thousands):

	Other Expense (Income)				Increase (Decrease) Between 2017 and 2016
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Three Months Ended June 30		For the Six Months Ended June 30
	2017	2016	2017	2016	$	%	$	%
Interest expense	$23,344	$19,102	$43,027	$38,728	$4,242	22.2%	$4,299	11.1%
Loss on investments	3,609	6,389	8,139	8,348	(2,780)	(43.5)%	(209)	(2.5)%
Interest income	(1,788)	(1,185)	(3,709)	(1,968)	(603)	(50.9)%	(1,741)	(88.5)%
Loss (gain) on foreign currency	9,373	(9,801)	14,113	2,440	19,174	195.6%	11,673	478.4%
Other expense (income), net	926	5,219	841	4,869	(4,293)	(82.3)%	(4,028)	82.7%

Total	$35,464	$19,724	$62,411	$52,417	$15,740	79.8%	$9,994	19.1%

Interest Expense

Interest expense includes the amortization of debt issuance costs (deferred finance fees and the debt discounts) related to our term loans and interest paid on notes and term loans and other debt obligations. Interest expense for the three months ended June 30, 2017 and 2016 was $23.3 million and $19.7 million respectively. For the six months ended June 30, 2017 and 2016, interest expense was $43.0 million and $38.7 million, respectively.

In connection with the Second Amendment to the Credit Agreement, we expensed approximately $2.5 million of debt issuance costs and wrote off approximately $0.3 million of existing debt issuance costs associated with certain lenders who were not party to the amended Term Loan B Facility, which were included as interest expense in the Consolidated Statements of Operations for the three and six months ended June 30, 2017.

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

During the three months ended June, 2017 and 2016, we recorded net losses related to these investments of $3.6 million and $6.4 million, respectively, including impairment charges in 2016. During the second quarter of 2017 and 2016, the Company performed an evaluation of its investments and concluded that indicators of impairment existed for certain investments, and that their fair value had declined. This resulted in other-than-temporary impairment charges of zero and $5.0 million, respectively.

During the six months ended June 30, 2017 and 2016, we recorded a net loss, including impairment charge, related to these investments of $2.8 million, and $8.3 million, respectively.

Loss (Gain) on Foreign Currency

During the three months ended June 30, 2017 and 2016, we recorded a foreign currency loss (gain) of approximately $9.4 million and $(9.8) million, respectively. During the six months ended June 30, 2017 and 2016, we recorded a foreign currency loss of approximately $14.1 million and $2.4 million, respectively. We have U.S. dollar functional currency entities that bill certain international customers or have liabilities payable in their local currency. Additionally, certain intercompany transactions are denominated in foreign currencies and subject to revaluation. To mitigate the volatility related to fluctuations in the foreign exchange rates, we enter into various foreign currency contracts. The loss (gain) on foreign currency is driven by the fluctuations in the foreign currency exchange rates.

As part of the Combination completed in 2016, we paid the former Pace shareholders 132.5 pence per share in cash consideration, which was approximately 434.3 million British pounds, in the aggregate, as of January 4, 2016. We entered into foreign currency forward contracts to purchase British pounds and sell U.S. Dollars in order to mitigate the volatility related to fluctuations in the foreign exchange rate prior to the closing period. The contracts fixed the British pound to U.S. dollar forward exchange rate at various rates. During the six months ended June 30, 2016, losses of $1.6 million were recorded related to the British pound forward contracts. These contracts were terminated upon the close of the Pace acquisition in January 2016.

Interest Income

Interest income during the three months ended June 30, 2017 and 2016 was $1.8 million and $1.2 million, respectively. During the six months ended June 30, 2017 and 2016, interest income was $3.7 million and $2.0 million, respectively. The income reflects interest earned on cash, cash equivalents, short-term and long-term marketable security investments.

Other Expense (Income), net

Other expense (income), net for the three months ended June 30, 2017 and 2016 was $0.9 million and $5.2 million, respectively. For the six months ended June 30, 2017 and 2016, other expense was $0.8 million and $4.9 million, respectively.

During the second quarter of 2016, the Company wrote off $3.5 million of fixed assets related to the discontinuance of certain product lines.

Income Tax Expense

On January 4, 2016, ARRIS Group completed the Combination transaction with Pace, a company incorporated in England and Wales. In connection with the Combination, (i) ARRIS International plc (“ARRIS”), a company incorporated in England and Wales, acquired all of the outstanding ordinary shares of Pace (the “Pace Acquisition”) and (ii) a wholly-owned subsidiary of ARRIS was merged with and into ARRIS Group (the “Merger”), with ARRIS Group surviving the Merger as an indirect wholly-owned subsidiary of ARRIS. As a result of the Merger, we incurred withholding taxes of $55 million. Subsequent to the Merger, we are subject to the U.K. statutory tax rate and a territorial corporate tax system. The U.K. statutory rate for 2017 is 19.25% as compared to 20% in 2016. The statutory rate in the U.K. decreased from 20% to 19% effective April 1, 2017. Our statutory rate for 2017 represents the blended rate that will be in effect for the year ended December 31, 2017 based on the 20% statutory rate that was effective for the first quarter of 2017 and the 19% rate effective for the remainder of 2017. Prior to the Merger, we were subject to the U.S. statutory tax rate of 35% and a worldwide corporate tax system.

We reported the following operating results for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Income (loss) before income taxes	$20,172	$13,664	$(10,858)	$(105,519)
Income tax (benefit) expense	(8,302)	(68,795)	1,699	17,218
Effective income tax rate	(44.8)%	(503.5)%	(15.6)%	(16.3)%

Our effective income tax rate fluctuates based on, among other factors, its level and location of income. The difference between the U.K. federal statutory income tax rate of 19.25% and the effective income tax rate for the 2017 and 2016 periods is primarily due to the benefits of other foreign income tax regimes and the U.S. federal research and development credits. The change in income tax benefit for the three months ended June 30, 2017 was primarily due to a change in the application of the estimated annual effective tax rate resulting from an increase in annual earnings expectations in 2017 compared to the expected annual loss in 2016 which required ARRIS to apply the guidance on income taxes related to loss limitation provisions. The change in income tax expense for the six months ended June 30, 2017 was due to a decrease in the amount of book loss incurred in 2017 when compared to 2016.

Our effective income tax rate for the six months ended June 30, 2017 was impacted by $8.0 million of expense related to the intra-entity sale of an asset, $4.8 million of benefit related to the reversal of over-accrued interest related to uncertain tax positions and $4.0 million of benefit related to discrete uncertain tax positions.

Our effective income tax rate for the six months ended June 30, 2016 was impacted by recording $55 million of withholding tax expense in connection with the Pace Combination, as well as $2.1 million of expense on expiring net operating losses, $2.7 million of expense for discrete uncertain tax positions and $2.1 million of benefit from a release of valuation allowances.

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

	For the Three Months Ended June 30, 2017		For the Three Months Ended June 30, 2016		For the Six Months Ended June 30, 2017		For the Six Months Ended June 30, 2016
	Amount	Per Diluted Share	Amount	Per Diluted Share	Amount	Per Diluted Share	Amount	Per Diluted Share
Sales	$1,664,170		$1,730,044		$3,147,276		$3,344,750
Highlighted items:
Reduction in revenue related to warrants	2,658		4,283		5,081		4,283

Adjusted sales	$1,666,828		$1,734,327		$3,152,357		$3,349,033

Net income (loss) attributable to ARRIS International plc	$30,336	$0.16	$84,228	$0.44	$(8,762)	$(0.05)	$(118,345)	$(0.62)
Highlighted items:
Impacting gross margin:
Stock-based compensation expense	3,495	0.02	1,997	0.01	6,747	0.04	4,236	0.02
Reduction in revenue related to warrants	2,658	0.01	4,283	0.02	5,081	0.03	4,283	0.02
Acquisition accounting impacts of fair valuing inventory	—	—	20,039	0.10	908	—	50,331	0.26
Impacting operating expenses:
Integration, acquisition, restructuring and other costs	9,690	0.05	43,137	0.23	19,785	0.10	134,057	0.70
Amortization of intangible assets	91,012	0.48	109,883	0.57	184,658	0.97	208,375	1.08
Stock-based compensation expense	18,829	0.10	9,905	0.05	34,992	0.18	21,942	0.11
Noncontrolling interest share of Non-GAAP adjustments	(811)	—	(776)	—	(1,615)	(0.01)	(799)	(0.01)
Impacting other expense (income):
Impairment of investments	—	—	5,000	0.03	2,750	0.01	5,000	0.03
Credit facility – ticking fees	—	—	—	—	—	—	(9)	—
Debt amendment fees	2,782	0.01	—	—	2,782	0.01	—	—
Remeasurement of deferred taxes	2,828	0.01	—	—	4,940	0.03	—	—
Foreign exchange contract losses related to Pace acquisition	—	—	—	—	—	—	1,610	0. 01
Impacting income tax expense:
Foreign withholding tax	—	—	—	—	—	—	54,741	0.28
Income tax expense (benefit)	(40,937)	(0.22)	(117,291)	(0.61)	(54,270)	(0.28)	(113,874)	(0.59)

Total highlighted items	89,546	0.47	76,177	0.40	206,758	1.08	369,140	1.92

Adjustment net income	119,882	$0.63	$160,405	$0.84	197,996	$1.04	$250,795	$1.30

Weighted average ordinary shares—basic		186,803		190,409		188,291		191,076

Weighted average ordinary shares—diluted		189,002		191,250		190,932		192,421

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

Integration, Acquisition, Restructuring and Other Costs: We have excluded the effect of acquisition, integration, and other expenses and the effect of restructuring expenses in calculating our non-GAAP operating expenses and net income (loss) measures. We incurred expenses in connection with the ActiveVideo, Pace Combination and pending Ruckus Networks acquisition, which we generally would not otherwise incur in the periods presented as part of our continuing operations. Acquisition and integration expenses consist of transaction costs, costs for transitional employees, other acquired employee related costs, and integration related outside services. Restructuring expenses consist of employee severance and abandoned facilities. We believe it is useful to understand the effects of these items on our total operating expenses.

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

Credit Facility—Ticking Fees: In connection with our acquisition of Pace, the cash portion of the consideration was funded through debt financing commitments. A ticking fee was paid to our banks to compensate for the time lag between the commitment allocation on a loan and the actual funding. We have excluded the effect of the ticking fee in calculating our non-GAAP financial measures. We believe it is useful to understand the effect of this item in our other expense (income).

Debt Amendment Fees: In 2017, the Company amended its credit agreement. This debt modification allowed us to improve the terms and conditions of the credit agreement and extend the maturity of the Term Loan B. We have excluded the effect of the associated fees in calculating our non-GAAP financial measures. We believe it is useful to understand the effect of this item in our interest expense.

Remeasurement of Deferred Taxes: The Company records foreign currency remeasurement gains and losses related to deferred tax liabilities in the United Kingdom. The foreign currency remeasurement gains and losses derived from the remeasurement of the deferred income taxes from GBP to USD. We have excluded the impact of these gains and losses in the calculation of our non-GAAP measures. We believe it is useful to understand the effects of this item on our total other expense (income).

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

Financial Liquidity and Capital Resources

One of our key strategies is to ensure we have adequate liquidity and the financial flexibility, including access to the capital markets, to support our strategy, including acquisitions and share repurchases. In addition to our cash flow activities discussed below, we also focus on key metrics which are summarized in the table below:

	As of June 30, 2017	As of December 31, 2016
	(in thousands, except DSO and Turns)
Cash, cash equivalents, and short-term investments	$1,384,787	$1,095,676
Long-term U.S. corporate bonds	$—	$10,998
Accounts Receivable, net	$991,539	$1,359,430
-Days Sales Outstanding	57	64
Inventory, net	$657,881	$551,541
- Turns	8.3	9.2
Term loans at face value	$2,184,638	$2,229,563
Financing lease obligation	$61,649	$58,010

Overview

In managing our liquidity and capital structure, we remained and are focused on key goals, and we have and will continue in the future to implement actions to achieve them. They include:

•	Liquidity – ensure that we have sufficient cash resources or other short-term liquidity to manage day to day operations.

•	Growth – implement a plan to ensure that we have adequate capital resources, or access thereto, to fund internal growth and execute acquisitions.

•	Share repurchases – return capital to shareholders by opportunistically repurchasing our ordinary shares.

•	Deleverage – reduce our debt obligation.

Accounts Receivable & Inventory

We use the number of times per year that inventory turns over (based upon sales for the most recent period, or turns) to evaluate inventory management, and days sales outstanding, or DSOs, to evaluate accounts receivable management.

Accounts receivable at the end of the second quarter of 2017 decreased as compared to the fourth quarter of 2016, primarily as a result of the timing of purchases by customers in late 2016.

Inventory increased in 2017 as compared to 2016, reflecting timing of shipments to customers.

Lease Financing Obligation

In 2015, we sold our San Diego office complex consisting of land and buildings. We concurrently entered into a leaseback arrangement for two of the buildings (Building 1 and Building 2). Building 1 did not qualify for sale-leaseback accounting due to continuing involvement that will exist for the 10-year lease term. Accordingly, the carrying value of Building 1 will remain on our balance sheet and will be depreciated over the ten-year lease period with the proceeds reflected as a financing obligation.

During the quarter ended June 30, 2017, we recorded a $4.0 million increase to both the financing obligation and the building asset, which will be depreciated, as a result of lessor funded improvements.

Share Repurchases

Upon completing the Combination, we conducted a court-approved process in accordance with section 641(1)(b) of the U.K. Companies Act 2006, pursuant to which we reduced our stated share capital and thereby increased our distributable reserves or excess capital out of which we may legally pay dividends or repurchase shares. Distributable reserves are not linked to a U.S. GAAP reported amount. In early 2016, our Board of Directors approved a new $300 million share repurchase authorization replacing all prior program. In March 2017, the Board authorized an additional $300 million for share repurchases. Unless terminated earlier by a Board resolution, this new plan will expire when ARRIS has used all authorized funds for repurchase. The remaining authorized amount for stock repurchases under these plans was $295.0 million as of June 30, 2017.

During the first quarter of 2017, we repurchased 3.3 million ordinary shares for approximately $83.1 million at an average stock price of $25.44. During the second quarter of 2017, we repurchased 1.7 million ordinary shares for approximately $43.9 million at an average stock price of $26.20.

During the three and six months ended June 30, 2016, we repurchased 6.4 million ordinary shares for approximately $150.0 million at an average stock price of $23.47.

Summary of Current Liquidity Position and Potential for Future Capital Raising

We believe our current liquidity position, where we have approximately $1,384.8 million of cash, cash equivalents, and short-term investments on hand as of June 30, 2017, together with approximately $498.1 million in availability under our Revolving Credit Facility, and our prospects for continued generation of cash from operations are adequate for our short- and medium-term business needs. Our cash, cash-equivalents and short-

term investments as of June 30, 2017 include approximately $779.0 million held by all non-U.S. subsidiaries and $48.2 million held by non-U.S. subsidiaries whose earnings we expect to reinvest indefinitely outside of the United States. We do not expect to need the cash generated by those non-U.S. subsidiaries to fund our U.S. operations. However, in the unforeseen event that we repatriate cash from those non-U.S. subsidiaries, we may be required to provide for and pay U.S. taxes on permanently repatriated funds.

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

We expect to use approximately $800 million from cash on hand, subject to adjustments, in connection with the Ruckus Network acquisition. Assuming a close date in the fourth quarter of 2017, we anticipate having approximately $600 million of cash resources and approximately $500 million available under the Revolving Credit Facility post close, with continued access to capital markets.

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

On April 26, 2017, ARRIS and certain of ARRIS’s subsidiaries entered into a Second Amendment (the “Second Amendment”) to its Amended and Restated Credit Facility dated June 18, 2015, as previously amended on December 15, 2015 (the “Credit Agreement”). The Second Amendment provides for a new Term B Loan facility in the principal amount of $545 million, the proceeds of which (along with cash on hand) were used to repay the existing Term B Loan facility. Under the terms of the Second Amendment, the new Term B-2 Loan has a maturity date of April 2024 and an interest rate of LIBOR plus a percentage ranging from 2.25% to 2.50% for Eurocurrency Rate Loans (as defined in the Credit Agreement), or the prime rate plus a percentage ranging from 1.25% to 1.50% for Base Rate Loans (as defined in the Credit Agreement), in either case depending on the Company’s consolidated net leverage ratio. All other material terms of the Credit Agreement remain unchanged.

In connection with the Second Amendment to the Credit Agreement, we capitalized approximately $0.1 million of financing fees and $1.4 million of original issuance discount. In addition, we expensed approximately $2.5 million of debt issuance costs and wrote off approximately $0.3 million of existing debt issuance costs associated with certain lenders who were not party to the Term Loan B-2 Facility, which were included as interest expense in the Consolidated Statements of Operations for the three and six months ended June 30, 2017.

Interest rates on borrowings under the senior secured credit facilities are set forth in the table below. As of June 30, 2017, we had $891.0 million, $750.0 million and $543.6 million principal amount outstanding under the Term Loan A, Term Loan A-1 and Term Loan B-2 Facilities. No borrowings under the Revolving Credit Facility and letters of credit totaling $1.9 million issued under the Revolving Credit Facility.

	Rate	As of June 30, 2017
Term Loan A	LIBOR + 1.75%	2.98%
Term Loan A-1	LIBOR + 1.75%	2.98%
Term Loan B-2	LIBOR + 2.50%	3.73%
Revolving Credit Facility(1)	LIBOR + 1.75%	Not Applicable

(1)	Includes unused commitment fee of 0.35% and letter of credit fee of 1.75% not reflected in interest rate above.

The Amended Credit Agreement provides for certain adjustments to the interest rates paid on the Term Loan A, Term Loan A-1, Term Loan B-2 and Revolving Credit Facility based upon the achievement of certain leverage ratios.

Borrowings under the senior secured credit facilities are secured by first priority liens on substantially all of the assets of ARRIS and certain of its present and future subsidiaries who are or become parties to, or guarantors under, the Amended Credit Agreement governing the senior secured credit facilities. The Amended Credit Agreement provides terms for mandatory prepayments and optional prepayments and commitment reductions. The Amended Credit Agreement also includes events of default, which are customary for facilities of this type (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all amounts outstanding under the credit facilities may be accelerated. The Amended Credit Agreement contains usual and customary limitations on indebtedness, liens, restricted payments, acquisitions and asset sales in the form of affirmative, negative and financial covenants, which are customary for financings of this type, including the maintenance of a minimum interest coverage ratio of 3.50:1 and a maximum leverage ratio of 3.50:1. As of June 30, 2017, we were in compliance with all covenants under the Amended Credit Agreement.

As of June 30, 2017, the scheduled maturities of the contractual debt obligations for the next five years are as follows (in thousands):

2017 (for the remaining six months)	$47,475
2018	94,950
2019	94,950
2020	1,422,700
2021	5,450
Thereafter	519,113

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

The Program was accounted for as secured borrowings and amounts outstanding are included in the current portion of long-term debt on the consolidated balance sheet. We paid certain transaction fees and interest of 1.23% on the outstanding balance in connection with this Program. This program was terminated as of June 30, 2017.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Sources and Uses of Cash

Below is a table setting forth the key line items of our Consolidated Statements of Cash Flows (in thousands):

	Six months ended June 30,
	2017	2016
Cash provided by (used in) :
Operating activities	$495,789	$38,229
Investing activities	45,555	(383,480)
Financing activities	(175,586)	352,661
Effect of exchange rate changes	147	—

Net increase in cash and cash equivalents	$365,905	$7,401

Operating Activities:

Below are the key line items affecting cash provided by operating activities (in thousands):

	Six months ended June 30,
	2017	2016
Consolidated net loss	$(12,557)	$(122,737)
Adjustments to reconcile net loss to cash provided by operating activities	260,842	225,614

Net income (loss) including adjustments	248,285	102,877
Decrease in accounts receivable	368,020	49,033
(Increase) decrease in inventory	(106,841)	181,737
Decrease in accounts payable and accrued liabilities	36,881	(327,584)
All other, net	(50,556)	32,166

Cash provided by operating activities	$495,789	$38,229

Consolidated net (loss) income, including adjustments, as per the table above, increased $145.4 million during the first six months of 2017 as compared to 2016. It should be noted that the net income reflected in the first six months of 2016 includes: 1) restructuring costs of $83.8 million, 2) acquisition and integration costs of $47.5 million, 3) withholding tax of $55.0 million and 4) inventory step-up in fair market value of $50.3 million. These items were either not present or were insignificant in the first six months of 2017.

Accounts receivable decreased by $368.0 million during the first six months of 2017. The decrease was primarily as a result of purchasing pattern and payment patterns of our customers. In the fourth quarter of 2016, we had significant purchases late in the quarter that were paid for in the first quarter.

Inventory increased by $106.8 million during the first six months of 2017, reflecting timing of customer requirements and anticipated demand for certain products. In the first six months of 2016, there was a $50.3 million reduction related to turnaround effect of inventory markup in acquisition accounting.

Accounts payable and accrued liabilities decreased by $36.9 million during the first six months of 2017. The change was a decrease in accounts payable reflecting timing of payments and the payment of annual bonuses. During the six months of 2016, the change of $327.6 million reflected the normal payments to vendors for inventory received in the fourth quarter of 2015 to support the anticipated demand. In addition, we acquired $799.8 million of accounts payable and accrued liabilities as part of the Combination. We acquired $298.7 million of cash as part of the Combination. This cash is netted against the cash used for acquisitions in the investing section of the cash flow statement and is not included in the operating section.

All other accounts, net, includes the changes in other receivables, income taxes payable (recoverable), and prepaids. The other receivables represent amounts due from our contract manufacturers for material used in the assembly of our finished goods. The change in our income taxes recoverable account is a result of the timing of the actual estimated tax payments during the year as compared to the actual tax liability for the year. The net change during the first six months of 2017 was approximately $50.6 million as compared to $32.2 million during the same period in 2016.

Investing Activities:

Below are the key line items affecting investing activities (in thousands):

	Six months ended June 30,
	2017	2016
Purchases of property, plant and equipment	$(42,900)	$(23,752)
Acquisitions, net of cash acquired	—	(340,118)
Purchases of investments	(62,250)	(22,248)
Sales of investments	150,301	2,441
Purchase of intangible assets	(422)	(3,310)
Other, net	826	3,507

Cash provided by (used in) investing activities	$45,555	$(383,480)

Purchases of property, plant and equipment – Represents capital expenditures which are mainly for test equipment, laboratory equipment, and computing equipment.

Acquisition, net of cash acquired—Represent cash investments we made in the Pace Combination net of $298.7 million of cash was acquired in the Combination in 2016.

Purchases and sales of investments—Represent purchases and sales of securities and other investments.

Purchase of intangible assets—Represent primarily the purchase of technology licenses.

Other, net—Represent dividend proceeds received from equity investments.

Financing Activities:

Below are the key line items affecting our financing activities (in thousands):

	Six months ended June 30,
	2017	2016
Proceeds from issuance of debt	$30,314	$800,000
Payment of debt obligations	(75,239)	(275,000)
Payment of deferred financing fees and debt discount	(1,462)	(2,304)
Payment of financing lease obligation	(405)	(314)
Payment on accounts receivable financing facility	—	(12,042)
Repurchase of shares	(126,965)	(150,003)
Proceeds from (cost of) issuance of shares, net	8,553	4,163
Repurchase of shares to satisfy minimum tax withholdings	(13,882)	(14,193)
Excess tax benefits from stock-based compensation plans	—	2,354
Contribution from noncontrolling interest	3,500	—

Cash (used in) provided by financing activities	$(175,586)	$352,661

Proceeds from issuance of debt – Represents the proceeds from new borrowings for our “Term Loan B-2 Facility” upon the amendment to our amended and restated credit facility in 2017. “Term Loan A-1 Facility” of $800 million, which was funded upon the closing of the Combination in 2016.

Payment of debt obligations – Represents the mandatory payment of the term loans under the senior secured credit facilities, as well as the repayment of the debt assumed upon the acquisition of Pace and the repayment of the debt to lenders that exited “Term Loan B-2 Facility”.

Payment of deferred financing costs and debt discount — Represents the financing costs in connection with the execution of our senior secured credit facility under the Amended Credit Agreement. The costs have been deferred and will be recognized over the terms of the credit agreements. It also represents amounts paid to lenders in the form of upfront fees, which have been treated as a reduction in the proceeds received by the ARRIS and are considered a component of the discount of our senior secured credit facility under the Amended Credit Agreement.

Payment of lease financing obligation — Represents the amortization related to the portion of the sale of building that did not qualify for sale-leaseback accounting.

Repayment on account receivable financing facility — As part of the Combination, we obtained an accounts receivable securitization program, which was terminated as of June 30, 2017. This represents the repayment of the secured borrowings.

Repurchase of shares — Represents the cash used to buy back the Company’s ordinary shares.

Proceeds from issuance of shares – Represents cash proceeds related to the exercise of restricted shares, offset by expenses paid related to issuance of shares.

Repurchase of shares to satisfy tax withholdings—Represents the shares withheld and cancelled for cash, to satisfy the employee minimum tax withholding when restricted stock units vest.

Excess income tax benefits from stock-based compensation plans—Represents the cash that otherwise would have been paid for income taxes if increases in the value of equity instruments also had not been deductible in determining taxable income. Prospectively, all excess tax benefits from share-based payments will be reported as operating activities under new guidance, see Note 2 of Notes to the Consolidated Financial Statements for disclosures related to the impact of recently adopted accounting standards.

Contribution from noncontrolling interest — Represents the equity investment contributions by the noncontrolling interest in a joint venture formed for the ActiveVideo acquisition.

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

Capital Expenditures

Capital expenditures are made at a level designed to support the strategic and operating needs of the business. ARRIS’s capital expenditures were $42.9 million in the first six months of 2017 as compared to $23.8 million in the first six months of 2016. Management expects to make approximately $80 million in capital expenditures for the year 2017, excluding the Ruckus Network acquisition.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in our Form 10-K for the year ended December 31, 2016, as filed with the SEC. Our critical accounting estimates have not changed in any material respect during the six months ended June 30, 2017.

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

Hera Wireless et al. v. ARRIS, C.A. 1:17-cv-00948, District of Delaware. On July 14, 2017, Hera Wireless filed suit against ARRIS alleging infringement of three U.S. patents. The complaint requests unspecified damages for infringement. To date, no evidence of infringement or damages has been introduced. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to pay damages for utilizing certain technology.

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

Nagravision et al. v. Comcast et al., C.A. 2:16-cv-1362, Eastern District of Texas. On December 5, 2016, Kudelski subsidiary Nagravision (“Nagra”) filed a suit against Comcast alleging infringement of three U.S. patents. The lawsuit has since been amended to include a total of five U.S. patents. Comcast has requested that we provide indemnification. To date, no evidence of infringement or damages has been introduced. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to pay damages and/or cease utilizing certain technology in products sold to Comcast.

In Re ARRIS Cable Modem Consumer Litigation, C.A. 5:17-cv-01834, Northern District of California. On March 31, 2017, Carlos Reyna, on behalf of himself and others similarly situated filed a putative class action lawsuit against ARRIS alleging that the SB6190 modem which includes the Intel Puma 6 chipset is defective. The plaintiff alleges violation of the California Song-Beverly Consumer Warranty Act, California Consumer Legal Remedies Act, California False Advertising Law, and California Unfair Competition Law. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to pay damages.

RealTime Data v. Echostar et al., C.A. 6:17-cv-00084, Eastern District of Texas. On June 6, 2017, RealTime Data filed an amended complaint alleging that ARRIS products infringe three U.S. patents. The complaint requests unspecified damages for infringement and injunction against future infringement. To date, no evidence of infringement or damages has been introduced. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to pay damages for utilizing certain technology.

Rovi et al. v. Comcast et al., C.A. 1:16-cv-09278, 1:16-cv-09826, Southern District of New York; 337-TA-1001, International Trade Commission. On April 1, 2016, Rovi filed suit against Comcast and several equipment vendors (including ARRIS and Pace) alleging infringement of 15 U.S. patents alleged to cover various program guide technology. On April 6, 2016, Rovi filed a complaint in the International Trade Commission (ITC) alleging infringement of seven U.S. patents (the same as those asserted in the ‘322 suit). The ITC hearing was held, and an initial determination found a violation by various remote programming features. The parties have petitioned for review of the initial determination, and expect a final determination from the full ITC Commission by September 26, 2017. It is premature to assess the likelihood of an unfavorable outcome pending review. In the event of an unfavorable outcome, ARRIS may be required to pay damages and/or cease utilizing certain technology in products sold to Comcast.

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

In the Matter of Certain Semiconductor Devices, Semiconductor Device Packages, and Products Containing Same, 337-TA-1010, International Trade Commission. On May 23, 2016, Tessera filed a request to institute an investigation with the International Trade Commission (ITC) into whether Broadcom semiconductor devices infringe several patents purportedly controlled by Tessera. ARRIS has been named a party to the investigation as a potential importer of devices including the allegedly infringing components, and have been indemnified by Broadcom. On June 20, 2016, the ITC instituted the investigation. The initial determination found a violation on a single patent. The parties plan to petition for review of the initial determination, and expect a final determination from the full ITC Commission by October 30, 2017. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to cease importing certain Broadcom technology in products sold to its customers.

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

As of June 30, 2017, we had approximately $2,184.6 million in total indebtedness and $498.1 million available under our Revolving Credit Facility to support our working capital needs. Our debt service obligations with respect to this indebtedness could have an adverse impact on our earnings and cash flows for as long as the indebtedness is outstanding.

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

We expect our product gross margins to vary over time, and the aggregate gross margin we have achieved in recent years may continue to decrease and be adversely affected in the future by numerous factors, including customer, product and geographic mix shifts, the introduction of new products, customer acceptance of designed products with a lower cost to us, fluctuations in our license sales or services we provide, changes in the actions of our competitors, currency fluctuations that impact our costs or the cost of our products and services to our customers, increases in material, labor, or inventory carrying costs, and increased costs due to changes in component pricing, including memory costs. We will continue to focus on increasing revenues and operating margins and managing our operating expenses; however, no assurance can be provided that we will be able to achieve all or any of these goals.

We may not realize the anticipated benefits of past or future acquisitions, divestitures, and strategic investments, including the recently announced Ruckus Network acquisition, and the integration of acquired companies or technologies or divestiture of businesses may negatively impact our business and financial results.

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

We have entered into an agreement to acquire the Ruckus Networks business. However, our acquisition is contingent on Broadcom Limited closing its own acquisition of Brocade Communication Systems Inc. (the current owner of the Network Edge Business). Broadcom’s acquisition of Brocade is subject to its own closing conditions, and we cannot assure that those conditions will be met or that the transaction will close. The Brocade shareholders have approved the transaction, but Broadcom does not presently expect to close the Brocade acquisition until its fourth fiscal quarter ending November 2, 2017.

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

Our business operations are subject to taxation in the U.S., U.K., Luxembourg and a number of other jurisdictions. Changes in tax laws or tax rulings, or changes in interpretations of existing laws, could materially affect our financial position and results from operations. Recently, the U.S. Congress, the Organization for Economic Co-operation and Development and other government agencies in jurisdictions where ARRIS and its affiliates do business have had an extended focus on issues related to the taxation of multinational corporations. One example is in the area of “base erosion and profit shifting,” including situations where payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. Another example involves “illegal state aid” as determined by the EU Competition Commission, which would require EU member states to recover unlawful aid given to multinational enterprises in the form of favorable transfer pricing treatment. As a result, the tax laws, and the interpretation thereof, in the United States, the United Kingdom, Luxembourg and other countries in which ARRIS and its affiliates do business could change on a prospective or retroactive basis, including as part of the treaty changes that could result from the U.K.’s decision to leave the EU, and any such changes could adversely affect ARRIS and its affiliates. Further, the IRS or other applicable taxing authorities may disagree with positions we have taken in our tax filings, which could result in the requirement to pay additional tax, interest and penalties, which amounts could be significant.

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

In March 2017, the U.K. government delivered formal notice of its intention to withdraw from the European Union. As a result, it now has up to two years to negotiate the terms of its exit, unless all the remaining member states of the European Union agree to an extension. Given the lack of precedent, it is unclear how the withdrawal of the U.K. from the European Union will affect the U.K.’s access to the EU Single Market and other important financial and trade relationships and how it will affect us. The withdrawal could, among other outcomes, disrupt the free movement of goods, services and people between the U.K. and the European Union, undermine bilateral cooperation in key policy areas and significantly disrupt trade between the U.K. and the European Union, and creates a risk that ARRIS could not benefit from certain protections offered by existing double-tax treaties. Under current European Union rules, following the withdrawal the U.K. will not be able to negotiate bilateral trade agreements with member states of the European Union. In addition, a withdrawal of the U.K. from the European Union could significantly affect the fiscal, monetary, legal and regulatory landscape within the U.K. and could have a material impact on its economy and the future growth of its various industries, including the broadcast and broadband communication systems industry in which we operate. Although it is not possible to predict fully the effects of the withdrawal of the U.K. from the European Union, the possible exit of the U.K. from the European Union or prolonged periods of uncertainty in relation to it could have a material adverse effect on our business and our results of operations.

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

For the six months ended June 30, 2017, sales to our three largest customers (including their affiliates, as applicable) accounted for approximately 49% of our total revenue. The loss of any of our large customers, or a significant reduction in the products or services provided to any of them would have a material adverse impact on our business. For many of these customers, we also are one of their largest suppliers. As a result, if from time-to-time customers elect to purchase products from our competitors in order to diversify their supplier base and to dual-source key products or to curtail purchasing due to budgetary or market conditions, such decisions could have material consequences to our business. In addition, because of the magnitude of our sales to these customers, the terms and timing of our sales are heavily negotiated, and even minor changes can have a significant impact upon our business.

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

Our financial statements reflect substantial goodwill and intangible assets, approximately $2.0 billion and $1.5 billion, respectively, as of June 30, 2017, that was recognized in connection with acquisitions, including the recently completed Pace acquisition.

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

While no goodwill or intangible asset impairments were recorded in 2016, as the ongoing expected cash flows and carrying amounts of our remaining goodwill and intangible assets are assessed, changes in the economic conditions, changes to our business strategy, changes in operating performance or other indicators of impairment could cause us to realize impairment charges in the future, including as a result of restructuring undertaken in connection with the integration of the former Pace operations during 2016. For example, we continue to evaluate the anticipated discounted cash flows from the Cloud software portion of our Network & Cloud segment and the trends impacting revenue and gross margin in the CPE segment. If we determine an impairment exists, we may be required to write off all or a portion of the goodwill and associated intangible assets related to the impaired business. For additional information, see the discussion under “Critical Accounting Policies” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

For the six months ended June 30, 2017, approximately 34% of our sales were made outside of the United States. In addition, a significant portion of our products are manufactured or assembled in China, Mexico and Taiwan. As a result, we are exposed to risk of international operations, including:

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

We have initiated the process of upgrading our ERP software solution to a newer, cloud-based version. We expect the upgrade to be completed in 2019. Implementation of the upgraded solution will have a significant impact on our business processes and information systems. The transition will require significant change management, meaningful investment in capital and personnel resources, and coordination of numerous software and system providers and internal business teams. We may experience difficulties as we manage these changes and transitions to the upgraded systems, including loss or corruption of data, delayed shipments, decreases in productivity as personnel implement and become familiar with new systems and processes, unanticipated expenses (including increased costs of implementation or costs of conducting business), and lost revenues. Difficulties in implementing the upgraded solution or significant system failures could disrupt our operations, divert management’s attention from key strategic initiatives, and have an adverse effect on our capital resources, financial condition, results of operations, or cash flows. In addition, any delays in completing the upgrade process could exacerbate these transition risks as well as expose us to additional risks in the event that the support for our existing ERP software solution is reduced or eliminated.

The import of our products is subject to trade regulations.

The import of our products into the United States and certain other countries is subject to the trade regulations in the countries where they are imported. Products may be subject to customs duties that we pay to the applicable government agency and then collect from our customers in connection with the sale of the imported products. The amount of the customs duty owed, if any, is based on classification of the products within the applicable customs regulations. A significant portion of our overall shipments import into the United States, any change to trade regulations may challenge our classifications and the amount of any duty or tax payable. While we believe that our products have been properly classified, the U.S. Customs Agency or other applicable foreign regulatory agencies, may challenge our classifications and the amount of any duty payable. For example, we currently have a case pending in the U.S. Court of International Trade regarding the challenge by the U.S. Customs Agency with respect to certain digital television adapters that we import into the United States and believe are duty free. If it is ultimately determined that a product has been misclassified for customs purposes, we may be required to pay additional duties for products previously imported and we may not be successful in collecting the increased duty from the customer that purchased the products. In addition, we could be required to pay interest and/or fines to the applicable regulator, which amounts could be significant and negatively impact our results of operations. Further, if we do not comply with the applicable trade regulations, delivery of products to customers may be delayed which could negatively impact our sales and results of operations.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the purchases of our equity securities made by us during the three months ended June 30, 2017:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
April 2017	1,500,747	$25.89	1,500,747	300,000
May 2017	4,428	$28.01	—	300,000
June 2017	172,980	$28.93	172,841	295,000

(1)	4,567 shares were subject to equity awards that were cancelled for cash to satisfy minimum tax withholding obligations that arose on the vesting of shares of restricted stock units.

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

During the first quarter of 2017, ARRIS repurchased 3.3 million of the Company’s ordinary shares at an average price of $25.44 per share, for aggregate consideration of approximately $83.1 million. During the second quarter of 2017, ARRIS repurchased 1.7 million of the Company’s ordinary shares at an average price of $26.20 per share, for aggregate consideration of approximately $43.9 million. The remaining authorized amount for stock repurchases under these plans was $295.0 million as of June 30, 2017. Unless terminated earlier by a Board resolution, these new plans will expire when ARRIS has used all authorized funds for repurchase.

Item 6. EXHIBITS

Exhibit No.	Description of Exhibit
10.1	First Amendment to the ARRIS International plc Amended and Restated Employee Stock Purchase Plan
31.1	Section 302 Certification of Chief Executive Officer, filed herewith
31.2	Section 302 Certification of Chief Financial Officer, filed herewith
32.1	Section 906 Certification of Chief Executive Officer, filed herewith
32.2	Section 906 Certification of Chief Financial Officer, filed herewith
101.INS	XBRL Instant Document, filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document, filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document, filed herewith
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document, filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, filed herewith

SIGNATURES

Pursuant to the requirements the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARRIS INTERNATIONAL PLC

/s/ DAVID B. POTTS
David B. Potts Executive Vice President, Chief Financial Officer and Chief Accounting Officer

Dated: August 8, 2017