Form 10-Q
period 2017-09-30
ARRIS International plc
filed 2017-11-08
CIK 1645494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

For the quarter ended September 30, 2017

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

As of October 31, 2017, 187,021,231 shares of ARRIS International plc’s Ordinary Shares were outstanding.

ARRIS INTERNATIONAL PLC

FORM 10-Q

For the Three and Nine Months Ended September 30, 2017

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARRIS INTERNATIONAL PLC

CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data) (unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$1,379,827	$980,123
Short-term investments, at fair value	33,309	115,553

Total cash, cash equivalents and short-term investments	1,413,136	1,095,676
Accounts receivable (net of allowances for doubtful accounts of $18,160 in 2017 and $15,253 in 2016)	1,056,225	1,359,430
Other receivables	145,658	73,193
Inventories (net of reserves of $77,846 in 2017 and $72,596 in 2016)	775,142	551,541
Prepaid income taxes	41,780	51,476
Prepaids	27,954	21,163
Other current assets	109,567	127,593

Total current assets	3,569,462	3,280,072
Property, plant and equipment (net of accumulated depreciation of $349,079 in 2017 and $319,473 in 2016)	347,506	353,377
Goodwill	2,016,580	2,016,169
Intangible assets (net of accumulated amortization of $1,497,469 in 2017 and $1,254,360 in 2016)	1,406,591	1,677,178
Investments	73,199	72,932
Deferred income taxes	193,703	298,757
Other assets	57,246	59,877

Total assets	$7,664,287	$7,758,362

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,266,214	$1,048,904
Accrued compensation, benefits and related taxes	102,222	139,794
Accrued warranty	45,036	49,618
Deferred revenue	118,598	132,128
Current portion of long-term debt and financing lease obligation	89,156	82,734
Income taxes payable	4,420	23,133
Other accrued liabilities	327,099	357,823

Total current liabilities	1,952,745	1,834,134
Long-term debt and financing lease obligation, net of current portion	2,112,494	2,180,009
Accrued pension	54,867	52,652
Noncurrent income taxes	115,434	123,344
Deferred income taxes	83,058	223,529
Other noncurrent liabilities	118,420	117,957

Total liabilities	4,437,018	4,531,625

Stockholders’ equity:
Ordinary shares, nominal value £0.01 per share, 187.0 million and 190.1 million shares issued and outstanding in 2017 and 2016, respectively	2,788	2,831
Capital in excess of par value	3,367,940	3,314,707
Accumulated deficit	(188,375)	(132,013)
Accumulated other comprehensive income	8,838	3,291

Total ARRIS International plc stockholders’ equity	3,191,191	3,188,816
Stockholders’ equity attributable to noncontrolling interest	36,078	37,921

Total stockholders’ equity	3,227,269	3,226,737

Total liabilities and stockholders’ equity	$7,664,287	$7,758,362

See accompanying notes to the consolidated financial statements.

ARRIS INTERNATIONAL PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except share and per share data) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales	$1,728,524	$1,725,145	$4,875,799	$5,069,895
Cost of sales	1,297,369	1,282,295	3,704,029	3,798,278

Gross margin	431,155	442,850	1,171,770	1,271,617
Operating expenses:
Selling, general and administrative expenses	114,407	112,883	332,966	338,593
Research and development expenses	131,593	138,781	397,653	452,508
Amortization of intangible assets	90,162	89,042	274,819	297,417
Integration, acquisition, restructuring and other costs	10,836	10,831	30,622	144,888

Total operating expenses	346,998	351,537	1,036,060	1,233,406

Operating income	84,157	91,313	135,710	38,211
Other expense (income):
Interest expense	20,211	20,104	63,238	58,832
Loss on investments	839	5,058	8,978	13,406
Interest income	(2,288)	(804)	(5,997)	(2,772)
(Gain) loss on foreign currency	(8,543)	5,729	5,570	8,169
Other expense (income), net	1,434	6,723	2,275	11,592

Income (loss) before income taxes	72,504	54,503	61,646	(51,016)
Income tax (benefit) expense	(14,311)	8,851	(12,613)	26,069

Consolidated net income (loss)	86,815	45,652	74,259	(77,085)
Net loss attributable to noncontrolling interest	(1,505)	(2,510)	(5,299)	(6,902)

Net income (loss) attributable to ARRIS International plc	$88,320	$48,162	$79,558	$(70,183)

Net income (loss) per ordinary share(1):
Basic	$0.47	$0.25	$0.42	$(0.37)

Diluted	$0.47	$0.25	$0.42	$(0.37)

Weighted average ordinary shares:
Basic	187,064	190,515	187,878	190,888

Diluted	188,941	191,508	190,264	190,888

(1)	Calculated based on net income (loss) attributable to shareowners of ARRIS International plc.

See accompanying notes to the consolidated financial statements.

ARRIS INTERNATIONAL PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Consolidated net income (loss)	$86,815	$45,652	$74,259	$(77,085)
Available-for-sale securities:
Unrealized gain on available-for-sale securities, net of tax of $(34) and $(45) for the three months ended September 30, 2017 and 2016, and $(132) and $(21) for the nine months ended September 30, 2017 and 2016 respectively	44	40	260	32
Reclassification adjustments recognized in net income, net of tax of $(5) and $0 for the three months ended September 30, 2017 and 2016, and $(34) and $(4) for the nine months ended September 30, 2017 and 2016 respectively	7	(1)	68	6

Net change in available-for-sale securities	51	39	328	38

Derivative instruments:
Unrealized gain (loss) on derivative instruments, net of tax of $(145) and $(1,337) for the three months ended September 30, 2017 and 2016, and $153 and $6,196 for the nine months ended September 30, 2017 and 2016 respectively	195	4,344	(240)	(12,560)
Reclassification adjustments recognized in net income, net of tax of $7 and $(470) for the three months ended September 30, 2017 and 2016, and $(691) and $(1,875) for the nine months ended September 30, 2017 and 2016 respectively	(9)	1,528	1,086	3,803

Net change in derivative instruments	186	5,872	846	(8,757)

Pension obligations:
Reclassification adjustments recognized in net income	(6)	(151)	9	(2,177)

Net change in pension obligations	(6)	(151)	9	(2,177)

Cumulative translation adjustments	6,382	1,803	4,364	2,132

Other comprehensive income (loss), net of tax	6,613	7,563	5,547	(8,764)

Comprehensive income (loss)	93,428	53,215	79,806	(85,849)

Comprehensive loss attributable to noncontrolling interest	(1,520)	(2,513)	(5,343)	(6,905)

Comprehensive income (loss) attributable to ARRIS International plc	$94,948	$55,728	$85,149	$(78,944)

See accompanying notes to the consolidated financial statements.

ARRIS INTERNATIONAL PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (unaudited)

	Nine months ended September 30,
	2017	2016
Operating activities:
Consolidated net income (loss)	$74,259	$(77,085)
Depreciation	65,340	68,813
Amortization of acquired intangible assets	279,961	301,828
Amortization of deferred financing fees and debt discount	5,621	5,790
Deferred income taxes	(36,540)	(94,818)
Foreign currency remeasurement of deferred income taxes	10,170	—
Stock compensation expense	62,851	44,052
Impairment of intangible assets	—	2,200
Provision for non-cash warrants	8,145	13,894
(Recovery) provision for doubtful accounts	(559)	1,140
Loss on disposal of property, plant & equipment and other	5,876	4,878
Loss on investments and other	8,978	13,406
Excess income tax benefits from stock-based compensation	—	(3,560)
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	305,212	(1,889)
Other receivables	(72,465)	(3,780)
Inventories	(222,733)	231,129
Accounts payable and accrued liabilities	132,437	(247,945)
Prepaids and other, net	(14,941)	69,143

Net cash provided by operating activities	611,612	327,196
Investing activities:
Purchases of investments	(68,250)	(69,855)
Sales of investments	155,301	3,326
Purchases of property, plant and equipment	(62,389)	(40,646)
Purchases of intangible assets	(6,422)	(3,310)
Acquisition, net of cash acquired	—	(340,118)
Other, net	826	3,507

Net cash provided by (used in) investing activities	19,066	(447,096)
Financing activities:
Proceeds from issuance of shares, net	8,623	4,315
Repurchase of shares	(146,965)	(178,035)
Excess income tax benefits from stock-based compensation	—	3,560
Repurchase of shares to satisfy employee minimum tax withholdings	(26,359)	(17,762)
Proceeds from issuance of debt	30,314	800,000
Payment of debt obligations	(98,976)	(297,375)
Payment of financing lease obligation	(590)	(557)
Payment for account receivable financing facility	—	(23,546)
Payment for deferred financing fees and debt discount	(1,462)	(2,304)
Contribution from noncontrolling interest	3,500	—

Net cash (used in) provided by financing activities	(231,915)	288,296
Effect of exchange rate changes on cash and cash equivalents	941	—
Net increase in cash and cash equivalents	399,704	168,396
Cash and cash equivalents at beginning of year	980,123	863,582

Cash and cash equivalents at end of period	$1,379,827	$1,031,978

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

ARRIS International plc (together with its consolidated subsidiaries and consolidated venture, except as the context otherwise indicates, “ARRIS” or the “Company”) is a global media entertainment and data communications solutions provider, headquartered in Suwanee, Georgia. The Company operates in two business segments, Customer Premises Equipment (“CPE”) and Network & Cloud (“N&C”) (See Note 14 Segment Information for additional details), specializing in enabling service providers including cable, telephone, and digital broadcast satellite operators and media programmers to deliver media, voice, and IP data services to their subscribers. ARRIS is a leader in set-tops, digital video and Internet Protocol Television distribution systems, broadband access infrastructure platforms, and associated data and voice CPE. The Company’s solutions are complemented by a broad array of services including technical support, repair and refurbishment, and systems design and integration.

The consolidated financial statements include the accounts of the Company and its wholly owned foreign and domestic subsidiaries and consolidated venture in which the Company owns more than 50% of the outstanding voting shares of the entity. All intercompany accounts and transactions have been eliminated.

The accompanying financial data as of September 30, 2017 and for the three and nine months ended September 30, 2017 and September 30, 2016 has been prepared by the Company, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The December 31, 2016 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by GAAP in the United States. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

In the opinion of management, all normal recurring adjustments necessary to present fairly the consolidated balance sheet as of September 30, 2017, the consolidated statements of operations, the statements of comprehensive income (loss), and the statements of cash flows for the nine months ended September 30, 2017 and September 30, 2016 as applicable, have been made. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

In March 2016, the FASB issued guidance, Improvements to Employee Share-Based Payment Accounting, which simplifies the accounting for share-based payment transactions. The guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement. In addition, the new standard includes provisions that impact the classification of awards as either equity or liabilities and the classification of excess tax benefits on the cash flow statements. ARRIS adopted this guidance in the first quarter of 2017. Upon adoption, using the modified retrospective transition method, the Company recorded a cumulative-effect adjustment for previously unrecognized excess tax benefits of $8.9 million, decreasing opening accumulated deficit and increasing non-current deferred tax assets. Applying the guidance prospectively, an income tax benefit of approximately $1.2 million was recognized in the nine months ended September 30, 2017. Also as a result of the adoption of this guidance, the Company made an accounting policy election to continue to estimate the number of forfeitures expected to occur and has applied the amendments in this guidance relating to classification on the statement of cash flows prospectively, as such no prior periods have been adjusted. Following adoption, the primary impact on the Consolidated Financial Statements will be the recognition of excess tax benefits in the provision for income taxes rather than additional paid-in capital, which will likely result in increased volatility in the reported amounts of income tax expense and net income. The tax effects will be treated as discrete items in the quarter in which share-based amounts vest or are exercised. The actual impact of adopting this standard on the effective tax rate will vary depending on ARRIS’s share price during fiscal 2017.

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

The Company has a cross-functional team that analyzed the impact of the standard on our revenue streams and contract portfolio to identify potential differences that would arise from applying the requirements of the new standard. To date, the Company has identified major revenue streams, performed an analysis of a sample of contracts to evaluate the impact of the standard, and are finalizing our contract analysis review and accounting policies and evaluating the new disclosure requirements. ARRIS is in the process of testing a new revenue recognition application, new business processes, and implementing new controls to support the adoption of the new standard.

While the Company continues to assess all potential impacts of adopting the new guidance, based on analysis completed to date, the Company has identified certain instances where the Company will recognize revenue earlier under the new standard. For example, ARRIS will recognize revenue earlier for certain software license contracts that the Company enters into with its customers. Likewise, the Company will recognize revenue earlier for certain arrangements with Value Added Resellers (VARs) currently accounted for utilizing the sell-through method. The actual impact of adoption will be based on open contracts existing at December 31, 2017 and is subject to the finalization of our transition method.

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

In January 2017, the FASB issued an accounting standard update that clarifies the definition of a business to help companies evaluate whether acquisition or disposal transactions should be accounted for as asset groups or as businesses. The accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2019 on a prospective basis. The impact of this accounting standard update will be facts and circumstances dependent, but the Company expects, that in some situations, transactions that were previously accounted for as business combinations or disposal transactions will be accounted for as asset purchases or asset sales under the accounting standard update.

In January 2017, the FASB issued an accounting standard update that removes Step two of the goodwill impairment test, which requires the assessment of fair value of individual assets and liabilities of a reporting unit to measure goodwill impairments. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value. The accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2021 on a prospective basis, and early adoption is permitted. The Company is currently assessing the potential impact of the adoption of this standard on its Consolidated Financial Statements.

In March 2017, the FASB issued an accounting standard update that requires entities to disaggregate the service cost component from the other components of net periodic benefit costs and present it with other current compensation costs for related employees in the income statement, and present the other components elsewhere in the income statement and outside of income from operations if that subtotal is presented. The amendments in this update also allow only the service cost component to be eligible for capitalization when applicable. The accounting standard update will be effective for the Company in the first quarter of fiscal 2019. Early adoption is permitted. The Company is currently assessing the potential impact of the adoption of this standard on its Consolidated Financial Statements.

In May 2017, the FASB issued an accounting standard which amends the scope of modification accounting for share-based payment arrangements. The standard provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. The accounting standard will be applied prospectively to awards modified on or after the effective date. It will be effective for interim and annual periods beginning after December 15, 2017 (January 1, 2018 for the Company). Early adoption is permitted. The Company is currently assessing the potential impact of the adoption of this standard on its Consolidated Financial Statements.

In August 2017, the FASB issued an accounting standard which eliminates the requirement to separately measure and report hedge ineffectiveness and requires companies to recognize all elements of hedge accounting that impact earnings in the same income statement line item where the hedged item resides. The standard includes new alternatives for measuring the hedged item for fair value hedges of interest rate risk and eases the requirements for effectiveness testing, hedge documentation and applying the critical terms match method. Finally, the standard introduces new alternatives that permit companies to reduce the risk of material error if the shortcut method is misapplied. The accounting standard is effective beginning January 1, 2019 and is required to be applied prospectively. The Company is currently assessing the potential impact of the adoption of this standard on its Consolidated Financial Statements.

Note 3. Business Acquisition

Acquisition of Pace

On January 4, 2016, ARRIS completed its previously announced acquisition of Pace for approximately $2,074 million, including $638.8 million in cash and issuance of 47.7 million ordinary shares of ARRIS International plc (formerly ARRIS International Limited) and $0.3 million of non-cash consideration.

The Company completed the accounting for the aforementioned business combination during the fourth quarter of 2016.

Pending acquisition of Ruckus Wireless and ICX Switch business

On February 22, 2017, ARRIS, Broadcom Corporation, and a subsidiary of Broadcom entered into a Stock and Asset Purchase Agreement (“Purchase Agreement”), pursuant to which, upon the terms and subject to the satisfaction or waiver of the conditions in the Purchase Agreement, ARRIS will acquire Brocade Communication Systems Inc.’s Ruckus Wireless and ICX Switch product lines (the “Ruckus Networks”) for approximately $800 million in cash, subject to adjustment as provided in the Purchase Agreement. The acquisition is subject to the completion of the acquisition of Brocade by Broadcom. The Company anticipates closing the acquisition in the fourth quarter of 2017, once regulatory approvals are complete.

This acquisition of these product lines will expand ARRIS’s leadership in converged wired and wireless networking technologies beyond the home into the education, public venue, enterprise, hospitality, and MDU segments. ARRIS plans to establish a dedicated business segment within the Company focused on wireless networking and wired switching technology to address evolving and emerging needs across a number of vertical markets.

Note 4. Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the year to date period ended September 30, 2017 are as follows (in thousands):

	CPE	N & C	Total
Goodwill	$1,391,171	$1,003,654	$2,394,825
Accumulated impairment losses	—	(378,656)	(378,656)

Balance as of December 31, 2016	$1,391,171	$624,998	$2,016,169

Changes in year 2017:
Currency translation and other	411	—	411

Balance as of September 30, 2017	$1,391,582	$624,998	$2,016,580

Goodwill	1,391,582	1,003,654	2,395,236
Accumulated impairment losses	—	(378,656)	(378,656)

Balance as of September 30, 2017	$1,391,582	$624,998	$2,016,580

Intangible Assets

The gross carrying amount and accumulated amortization of the Company’s acquired intangible assets are as follows (in thousands):

	September 30, 2017			December 31, 2016
	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value
Definite-lived intangible assets:
Customer relationships	$1,574,294	$741,103	$833,191	$1,572,947	$624,719	$948,228
Developed technology, patents & licenses	1,256,894	719,884	537,010	1,248,719	571,808	676,911
Trademarks, trade and domain names	62,872	36,482	26,390	83,472	41,433	42,039
Backlog	—	—	—	16,400	16,400	—

Sub-total	$2,894,060	$1,497,469	$1,396,591	$2,921,538	$1,254,360	$1,667,178

Indefinite-lived intangible assets:
Trademarks	5,900	—	5,900	5,900	—	5,900
In-process research and development	4,100	—	4,100	4,100	—	4,100

Sub-total	10,000	—	10,000	10,000	—	10,000

Total	$2,904,060	$1,497,469	$1,406,591	$2,931,538	$1,254,360	$1,677,178

During 2017, certain fully amortized intangible assets have been eliminated from both the gross and accumulated amortization amounts.

Amortization expense is reported in the consolidated statements of operations within cost of goods sold and operating expenses. The following table presents the amortization of acquired intangible assets (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of sales	$871	$529	$2,293	$1,562
Selling, general and administrative expenses	950	950	2,849	2,849
Amortization of acquired intangible assets (1)	90,162	89,042	274,819	297,417

Total	$91,983	$90,521	$279,961	$301,828

(1)	Reflects amortization expense for the intangible assets acquired through business combinations.

The estimated total amortization expense for finite-lived intangibles for each of the next five fiscal years is as follows (in thousands):

2017 (for the remaining three months)	$92,019
2018	317,627
2019	271,595
2020	259,865
2021	125,079
Thereafter	330,406

Note 5. Investments

ARRIS’s investments consisted of the following (in thousands):

	As of September 30, 2017	As of December 31, 2016
Current Assets:
Available-for-sale securities	$33,309	$115,553
Noncurrent Assets:
Available-for-sale securities	7,308	15,391
Equity method investments	25,393	22,688
Cost method investments	10,091	6,841
Other investments	30,407	28,012

Total classified as non-current assets	73,199	72,932

Total	$106,508	$188,485

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

The amortized costs and fair value of available-for-sale securities were as follows (in thousands):

	September 30, 2017				December 31, 2016
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit (foreign)	$12,226	$—	$—	$12,226	$87,372	$—	$—	$87,372
Corporate bonds	21,029	78	(23)	21,084	34,175	35	(77)	34,133
Short-term bond fund	—	—	—	—	5,046	69	(69)	5,046
Corporate obligations	4	—	—	4	3	—	—	3
Money markets	54	—	—	54	54	—	—	54
Mutual funds	101	13	—	114	94	28	(21)	101
Other investments	6,798	434	(97)	7,135	4,192	530	(487)	4,235

Total	$40,212	$525	$(120)	$40,617	$130,936	$662	$(654)	$130,944

The following table represents the breakdown of the available-for-sale investments with gross unrealized losses and the duration that those losses had been unrealized (in thousands):

	September 30, 2017
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Certificates of deposit (foreign)	$12,226	$—	$—	$—	$12,226	$—
Corporate bonds (1)	21,084	(23)	—	—	21,084	(23)
Short-term bond fund	—	—	—	—	—	—
Corporate obligations	4	—	—	—	4	—
Money markets	54	—	—	—	54	—
Mutual funds	114	—	—	—	114	—
Other investments	7,135	(97)	—	—	7,135	(97)

Total	$40,617	$(120)	$—	$—	$40,617	$(120)

	December 31, 2016
	Less than 12 months		12 months or more		Total
	Fair value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Certificates of deposit (foreign)	$87,372	$—	$—	$—	$87,372	$—
Corporate bonds (1)	34,133	(77)	—	—	34,133	(77)
Short-term bond fund	5,046	(69)	—	—	5,046	(69)
Corporate obligations	3	—	—	—	3	—
Money markets	54	—	—	—	54	—
Mutual funds	101	(21)	—	—	101	(21)
Other investments	4,235	(487)	—	—	4,235	(487)

Total	$130,944	$(654)	$—	$—	$130,944	$(654)

(1)	As of September 30, 2017, for fixed income securities that were in unrealized loss positions, the Company has determined that (i) it does not have the intent to sell any of these investments, and (ii) it is more likely than not that it will not be required to sell any of these investments before recovery of the entire amortized cost basis.

The sale and/or maturity of available-for-sale securities resulted in the following activity (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Proceeds from sales	$5,000	$885	$155,301	$3,327
Gross gains	1	—	13	26
Gross losses	—	—	—	—

The contractual maturities of the Company’s available-for-sale securities are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties (in thousands):

	September 30, 2017
	Amortized Cost	Fair Value
Within 1 year	$33,255	$33,309
After 1 year through 5 years	—	—
After 5 years through 10 years	—	—
After 10 years	6,957	7,308

Total	$40,212	$40,617

Other-than-temporary investment impairments—In making this determination, ARRIS evaluates its investments for any other-than-temporary impairment on a quarterly basis considering all available evidence, including changes in general market conditions, specific industry and individual entity data, the financial condition and the near-term prospects of the entity issuing the security, and the Company’s ability and intent to hold the investment until recovery. For the nine months ended September 30, 2017, ARRIS concluded that one private company had indicators of impairment, as the cost basis exceeded the fair value of the investments, resulting in an other-than-temporary impairment charges of $2.8 million. For the year ended December 31, 2016, the Company concluded that two private companies had indicators of impairment, as the cost basis exceeded the fair value of the investments, resulting in an other-than-temporary impairment charges of $12.3 million. These charges are reflected in the Consolidated Statements of Operations.

Classification of securities as current or noncurrent is dependent upon management’s intended holding period, the security’s maturity date and liquidity consideration based on market conditions. If management intends to hold the securities for longer than one year as of the balance sheet date, they are classified as noncurrent.

Note 6. Fair Value Measurement

Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a fair value hierarchy that is based on the extent and level of judgment used to estimate the fair value of assets and liabilities. To increase consistency and comparability in fair value measurements, the FASB has established a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels. An asset or liability’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the measurement of its fair value. The three levels of input defined by GAAP are as follows:

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

The following table presents the Company’s investment assets (excluding equity and cost method investments) and derivatives measured at fair value on a recurring basis (in thousands):

	September 30, 2017
	Level 1	Level 2	Level 3	Total
Certificates of deposit (foreign)	$—	$12,226	$—	$12,226
Corporate bonds	—	21,084	—	21,084
Corporate obligations	—	4	—	4
Money markets	54	—	—	54
Mutual funds	114	—	—	114
Other investments	—	7,135	—	7,135
Interest rate derivatives — asset derivatives	—	7,805	—	7,805
Interest rate derivatives — liability derivatives	—	(7,567)	—	(7,567)
Foreign currency contracts — asset position	—	1,923	—	1,923
Foreign currency contracts — liability position	—	(9,360)	—	(9,360)

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Certificates of deposit (foreign)	$—	$87,372	$—	$87,372
Corporate bonds	—	34,133	—	34,133
Short-term bond fund	5,046	—	—	5,046
Corporate obligations	—	3	—	3
Money markets	54	—	—	54
Mutual funds	101	—	—	101
Other investments	—	4,235	—	4,235
Interest rate derivatives — asset derivatives	—	7,860	—	7,860
Interest rate derivatives — liability derivatives	—	(9,006)	—	(9,006)
Foreign currency contracts — asset position	—	7,369	—	7,369
Foreign currency contracts — liability position	—	(3,671)	—	(3,671)

In addition to the financial instruments included in the above table, certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis in accordance with applicable authoritative guidance. This includes items such as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and nonfinancial long-lived asset groups measured at fair value for an impairment assessment. In general, nonfinancial assets including goodwill, other intangible assets and property and equipment are measured at fair value when there is an indication of impairment and are recorded at fair value only when any impairment is recognized. As of September 30, 2017, the Company had not recorded any impairment related to such assets and had no other material nonfinancial assets or liabilities requiring adjustments or write-downs to their current fair value.

The Company believes the principal amount of debt as of September 30, 2017 approximated fair value because of interest-bearing rates that are adjusted periodically, analysis of recent market conditions, prevailing interest rates, and other Company specific factors. The Company has classified the debt as a Level 2 item within the fair value hierarchy.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s senior secured credit facilities, which are comprised of (i) a “Term Loan A Facility”, (ii) a “Term Loan A-1 Facility”, (iii) a “Term Loan B-2 Facility”, and (iv) a “Revolving Credit Facility”, have variable interest rates based on LIBOR. (See Note 13 Indebtedness for additional details.) As a result of exposure to interest rate movements, the Company entered into various interest rate swap arrangements, which effectively converted $625 million of its variable-rate debt based on one-month LIBOR to an aggregate fixed rate. The aggregated fixed rate changes as certain swaps mature and other swaps begin and could vary up by 50 basis points or down by 25 basis points based on future changes to the Company’s net leverage ratio. Based on the Company’s interest rates as of September 30, 2017, the aggregate fixed rate for swaps in effect and outstanding through December 29, 2017 is 3.15% per annum, and the aggregate fixed rate for swaps in effect and outstanding from December 29, 2017 through March 31, 2020 is 4.00% per annum. the Company has designated these swaps as cash flow hedges, and the objective of these hedges is to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged.

During 2016, ARRIS entered into nine $50 million interest rate swap arrangements as a result of the additional exposure from the new Term Loan A-1 Facility. These arrangements effectively converted $450 million of the Company’s variable-rate debt based on one-month LIBOR to an aggregate fixed rate of 2.73% per annum based on the Company’s interest rates as of September 30, 2017. This fixed rate could vary by up to 50 basis points or down by 25 basis points based on future changes to the Company’s net leverage ratio. Each of these swaps matures on March 31, 2020. ARRIS has designated these swaps as cash flow hedges, and the objective of these hedges is to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2017, such derivatives were used to hedge the variable cash flows associated with debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and nine months ended September 30, 2017, the Company did not have expenses related to hedge ineffectiveness.

Amounts reported in Accumulated Other Comprehensive Income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Over the next 12 months, the Company estimates that an additional $1.5 million may be reclassified as an increase to interest expense.

The table below presents the impact the Company’s derivative financial instruments had on Consolidated Statement of Operations (in thousands):

	Location of Gain(Loss) Reclassified from AOCI into Income	Three months ended September 30,		Nine months ended September 30,
		2017	2016	2017	2016
(Loss) Gain Recognized in OCI on Derivatives (Effective Portion)	Interest expense	$340	$5,681	$(394)	(18,756)
Amounts Reclassified from Accumulated OCI into Income (Effective Portion)	Interest expense	(17)	1,998	1,777	5,678

The following table indicates the location on the Consolidated Balance Sheets in which the Company’s derivative assets and liabilities designated as hedging instruments have been recognized and the related fair values of those derivatives were as follows (in thousands):

	Balance Sheet Location	September 30, 2017	December 31, 2016
Interest rate derivatives — asset derivatives	Other current assets	2,131	222
Interest rate derivatives — asset derivatives	Other assets	5,674	8,043
Interest rate derivatives — liability derivatives	Other accrued liabilities	(3,608)	(2,989)
Interest rate derivatives — liability derivatives	Other noncurrent liabilities	(3,959)	(6,421)

Credit-risk-related Contingent Features

Each of ARRIS’s agreements with its derivative counterparties contains a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. As of September 30, 2017, and December 31, 2016, the fair value of derivatives, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was a net asset position of $0.1 million and a net liability position of $1.4 million, respectively. As of September 30, 2017, the Company had not posted any collateral related to these agreements nor had it required any of its counterparties to post collateral related to these or any other agreements.

Non-designated Hedges of Foreign Currency Risk

The Company has U.S. dollar functional currency entities that bill certain international customers in their local currency and foreign functional currency entities that procure in U.S. dollars. ARRIS also has certain predictable expenditures for international operations in local currency. Additionally, certain intercompany transactions are denominated in foreign currencies and subject to revaluation. To mitigate the volatility related to fluctuations in the foreign exchange rates for certain exposures, ARRIS has entered into various foreign currency contracts. As of September 30, 2017, the Company had option collars with notional amounts totaling 10 million euros which mature throughout 2017, forward contracts with notional amounts totaling 80 million euros which mature throughout 2017 and 2018, forward contracts with a total notional amount of 55 million Australian dollars which mature throughout 2017 and 2018, forward contracts with notional amounts totaling 70 million Canadian dollars which mature throughout 2017 and 2018, forward contracts with notional amounts totaling 100 million British pounds which mature throughout 2017 and 2018, and forward contracts with notional amounts totaling 700.9 million South African rand which mature throughout 2017 and 2019.

The Company’s objectives in using foreign currency derivatives are to add stability to foreign currency gains and losses recorded as other expense (income) and to manage its exposure to foreign currency movements. To accomplish this objective, the Company uses foreign currency option and foreign currency forward contracts as part of its foreign currency risk management strategy. The Company’s foreign currency derivative instruments economically hedge certain risk but are not designated as hedges and accordingly, all changes in the fair value of the instruments are recognized as a loss (gain) on foreign currency in the Consolidated Statements of Operations. The maximum time frame for ARRIS’s derivatives is currently 16 months.

The following table indicates the location on the Consolidated Balance Sheets in which the Company’s derivative assets and liabilities not designated as hedging instruments have been recognized and the related fair values of those derivatives were as follows (in thousands):

	Balance Sheet Location	September 30, 2017	December 31, 2016
Foreign exchange contracts — asset derivatives	Other current assets	$1,409	$7,369
Foreign exchange contracts — asset derivatives	Other assets	514	—
Foreign exchange contracts — liability derivatives	Other accrued liabilities	(9,286)	(3,671)
Foreign exchange contracts — liability derivatives	Other noncurrent liabilities	(74)	—

The change in the fair value of ARRIS’s derivatives not designated as hedging instruments recorded in the Consolidated Statements of Operations were as follows (in thousands):

	Statement of Operations Location	Three months ended September 30,		Nine months ended September 30,
		2017	2016	2017	2016
Foreign exchange contracts	(Gain)/loss on foreign currency	$3,155	$4,691	$19,474	$16,638

Note 8. Pension Benefits

Components of Net Periodic Pension Cost (in thousands):

	U.S. Pension Plans		Non-U.S. Pension Plans
	Three months ended September 30,		Three months ended September 30,
	2017	2016	2017	2016
Service cost	$—	$—	$154	$173
Interest cost	434	438	113	151
Return on assets (expected)	(224)	(199)	(75)	(68)
Amortization of net actuarial loss	138	136	—	—

Net periodic pension cost	$348	$375	$192	256

	U.S. Pension Plans		Non-U.S. Pension Plans
	Nine months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Service cost	$—	$—	$462	$519
Interest cost	1,302	1,313	339	452
Return on assets (expected)	(672)	(596)	(225)	(203)
Amortization of net actuarial loss (gain)	414	408	—	(1,897)

Net periodic pension cost (benefit)	$1,044	$1,125	$576	$(1,129)

Employer Contributions

No minimum funding contributions are required in 2017 under the Company’s U.S. defined benefit plan. The Company made voluntary minimum funding contributions to its U.S. pension plan during 2016 and 2017. For the three and nine months ending September 30, 2017, $1.4 million was contributed. For the three months and nine months ending September 30, 2016, $5.0 million and $5.2 million was contributed, respectively.

During the three and nine months ended September 30, 2017, the Company made minimum funding contributions of $0.3 and $0.9 million, respectively, related to its Taiwan pension plan. During the three and nine months ended September 30, 2016, the Company made minimum funding contributions of $0.3 million and $10.7 million, respectively, related to its Taiwan pension plan.

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

Information regarding the changes in ARRIS’s aggregate product warranty liabilities for the nine months ended September 30, 2017 was as follows (in thousands):

Balance at December 31, 2016	$88,187
Accruals related to warranties (including changes in assumptions)	30,148
Settlements made (in cash or in kind)	(36,478)

Balance at September 30, 2017	$81,857

Note 10. Inventories

The components of inventory were as follows, net of reserves (in thousands):

	September 30, 2017	December 31, 2016
Raw material	$100,138	$86,243
Work in process	9,023	3,877
Finished goods	665,981	461,421

Total inventories, net	$775,142	$551,541

Note 11. Property, Plant and Equipment

Property, plant and equipment, at cost, consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Land	$68,562	$68,562
Buildings and leasehold improvements	196,566	163,333
Machinery and equipment	431,457	440,955

	696,585	672,850
Less: Accumulated depreciation	(349,079)	(319,473)

Total property, plant and equipment, net	$347,506	$353,377

Note 12. Restructuring, Acquisition and Integration

Restructuring

The following table represents a summary of and changes to the restructuring accrual, which is primarily composed of accrued severance and other employee costs and contractual obligations that related to excess leased facilities (in thousands):

	Employee severance & termination benefits	Contractual obligations and other	Write-off of property, plant and equipment	Total
Balance at December 31, 2016	$27,886	$2,243	$—	$30,129
Restructuring charges	15,185	5,004	1,842	22,031
Cash payments / adjustments	(29,163)	(3,744)	—	(32,907)
Non-cash expense	(898)	—	(1,842)	(2,740)

Balance at September 30, 2017	$13,010	$3,503	$—	$16,513

Employee severance and termination benefits – In the first nine months of 2017, ARRIS recorded restructuring charges of $15.2 million related to severance and employee termination benefits for 173 employees. This initiative affected all segments. The liability for the plan is expected to be paid by the first half of 2018.

In the first quarter of 2016, ARRIS completed its combination with Pace. ARRIS initiated restructuring plans as a result of the Combination that focuses on the rationalization of personnel, facilities and systems across the ARRIS organization. The cost recorded during 2016 was approximately $96.3 million. The restructuring plan affected approximately 1,545 employees across the Company. The remaining liability is expected to be paid in 2017. The restructuring charges are included in the Consolidated Statement of Operations in the line item titled “Integration, acquisition, restructuring costs and other costs”.

Contractual obligations – ARRIS has accruals representing contractual obligations that relate to excess leased facilities. A liability for such costs is recognized and measured initially at fair value on the cease-use date based on remaining lease rentals, adjusted for the effects of any prepaid or deferred items recognized, reduced by the estimated sublease rentals that could be reasonably obtained even if it is not the intent to sublease. The fair value of these liabilities is based on a net present value model using a credit-adjusted risk-free rate. The liability will be paid out over the remainder of the leased properties’ terms, which continue through 2021. Actual sublease terms may differ from the estimates originally made by the Company. Any future changes in the estimates or in the actual sublease income could require future adjustments to the liabilities, which would impact net income in the period the adjustment is recorded. During the first nine months of 2017, the Company exited two facilities and recorded a charge of $5.0 million.

Write-off of property, plant and equipment – As part of the restructuring plan initiated as a result of the Pace Combination, the Company recorded a restructuring charge of $1.8 million related to the write-off of property, plant and equipment associated with a closure of a facility. This restructuring plan was related to the Corporate segment.

Acquisition

During the three and nine months ended September 30, 2017, acquisition expenses were approximately $2.0 million and $6.7 million, respectively. These expenses related to the pending acquisition of the Ruckus Networks and consisted of banker and other fees. During the three and nine months ended September 30, 2016, acquisition expenses were approximately $(0.2) million and $28.8 million, respectively. These expenses related to banker fees, legal fees and other direct costs of the Combination.

Integration

Integration expenses of approximately $0.3 million and $1.9 million were recorded during the three months and nine months ended September 30, 2017, respectively, related to integration-related outside services following the Combination. Integration expenses of $3.1 million and $21.6 million, respectively, were recorded during the three and nine months ended September 30, 2016.

Note 13. Indebtedness

The following is a summary of indebtedness and lease financing obligations (in thousands):

	As of September 30, 2017	As of December 31, 2016
Current liabilities:
Term A loan	$49,500	$49,500
Term A-1 loan	40,000	40,000
Term B-2 loan	5,450	—
Lease finance obligation	827	775

Current obligations	95,777	90,275
Current deferred financing fees and debt discount	(6,621)	(7,541)

	89,156	82,734
Noncurrent liabilities:
Term A loan	829,125	866,250
Term A-1 loan	700,000	730,000
Term B loan	—	543,812
Term B-2 loan	536,825	—
Revolver	—	—
Lease finance obligation	61,261	57,902

Noncurrent obligations	2,127,211	2,197,964
Noncurrent deferred financing fees and debt discount	(14,717)	(17,955)

	2,112,494	2,180,009

Total	$2,201,650	$2,262,743

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

On April 26, 2017, ARRIS and certain of ARRIS’s subsidiaries entered into a Second Amendment (the “Second Amendment”) to its Amended and Restated Credit Facility dated June 18, 2015, as previously amended on December 15, 2015. The Second Amendment provides for a new Term B Loan facility in the principal amount of $545 million, the proceeds of which (along with cash on hand) were used to repay the existing Term B Loan facility. Under the terms of the Second Amendment, the new Term B-2 Loan has a maturity date of April 2024 and an interest rate of LIBOR plus a percentage ranging from 2.25% to 2.50% for Eurocurrency Rate Loans (as defined in the Credit Agreement), or the prime rate plus a percentage ranging from 1.25% to 1.50% for Base Rate Loans (as defined in the Amended Credit Agreement), in either case depending on the Company’s consolidated net leverage ratio. All other material terms of the Amended Credit Agreement remain unchanged.

In connection with the Second Amendment, the Company capitalized approximately $0.1 million of financing fees and $1.4 million of original issuance discount. In addition, the Company expensed approximately $2.5 million of debt issuance costs and wrote off approximately $0.3 million of existing debt issuance costs associated with certain lenders who were not party to the Term Loan B-2 Facility, which were included as interest expense in the Consolidated Statements of Operations for the nine months ended September 30, 2017.

Interest rates on borrowings under the senior secured credit facilities are set forth in the table below.

	Rate	As of September 30, 2017
Term Loan A	LIBOR + 1.75%	2.99%
Term Loan A-1	LIBOR + 1.75%	2.99%
Term Loan B-2	LIBOR + 2.50%	3.74%
Revolving Credit Facility(1)	LIBOR + 1.75%	Not Applicable

(1)	Includes unused commitment fee of 0.35% and letter of credit fee of 1.75% not reflected in interest rate above.

The Amended Credit Agreement provides for adjustments to the interest rates paid on the Term Loan A, Term Loan A-1, Term Loan B-2 and Revolving Credit Facility based upon the achievement of certain leverage ratios.

Borrowings under the senior secured credit facilities are secured by first priority liens on substantially all of the assets of ARRIS and certain of its present and future subsidiaries who are or become parties to, or guarantors under, the Amended Credit Agreement governing the senior secured credit facilities. The Amended Credit Agreement provides terms for mandatory prepayments, optional prepayments and commitment reductions. The Amended Credit Agreement also includes events of default, which are customary for facilities of this type (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all amounts outstanding under the credit facilities may be accelerated. The Amended Credit Agreement contains usual and customary limitations on indebtedness, liens, restricted payments, acquisitions and asset sales in the form of affirmative, negative and financial covenants, which are customary for financings of this type, including the maintenance of a minimum interest coverage ratio of 3.50:1 and a maximum leverage ratio of 3.50:1. As of September 30, 2017, ARRIS was in compliance with all covenants under the Amended Credit Agreement.

During the three and nine months ended September 30, 2017, the Company made mandatory prepayments of approximately $23.7 million and $69.9 million, respectively, related to the senior secured credit facilities.

Subsequent to September 30, 2017, the Company entered into that certain Third Amendment and Consent (the “Third Amendment”) to the Amended Credit Agreement. See Note 23 Subsequent Events for additional details.

Other

As of September 30, 2017, the scheduled maturities of the contractual debt obligations for the next five years are as follows (in thousands):

2017 (for the remaining three months)	$23,738
2018	94,950
2019	94,950
2020	1,422,700
2021	5,450
Thereafter	519,112

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

Our CODM manages the Company under two segments:

•	Customer Premises Equipment – The CPE segment’s product solutions include set-top boxes, gateways, and subscriber premises equipment that enable service providers to offer voice, video and high-speed data services to residential and business subscribers.

•	Network & Cloud – The N&C segment’s product solutions include cable modem termination system, video infrastructure, distribution and transmission equipment and cloud solutions that enable facility-based service providers to construct a state-of-the-art residential and metro distribution network. The portfolio also includes a full suite of global services that offer technical support, professional services, repair services and system integration offerings to enable solutions sales of ARRIS’s end-to-end product portfolio.

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

The table below represents information about the Company’s reportable segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales to external customers:
CPE	$1,174,750	$1,230,811	$3,385,689	$3,491,893
N&C	556,863	504,107	1,498,271	1,591,837
Other	(3,089)	(9,773)	(8,161)	(13,835)

Total	1,728,524	1,725,145	4,875,799	5,069,895

Direct contribution:
CPE	132,168	191,938	374,307	501,448
N&C	218,995	162,867	543,488	503,149

Segment total	351,163	354,805	917,795	1,004,597

Corporate and unallocated costs	(166,008)	(163,619)	(476,644)	(524,081)
Amortization of intangible assets	(90,162)	(89,042)	(274,819)	(297,417)
Integration, acquisition, restructuring and other	(10,836)	(10,831)	(30,622)	(144,888)

Operating income	84,157	91,313	135,710	38,211

Interest expense	20,211	20,104	63,238	58,832
Loss on investments	839	5,058	8,978	13,406
Interest income	(2,288)	(804)	(5,997)	(2,772)
(Gain) loss on foreign currency	(8,543)	5,729	5,570	8,169
Other expense (income), net	1,434	6,723	2,275	11,592

Income (loss) before income taxes	$72,504	$54,503	$61,646	$(51,016)

The compositions of our corporate and unallocated costs that are reflected in the consolidated statement of operations were as follow (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Corporate and unallocated costs:
Cost of sales	$24,925	$28,524	$68,468	$117,189
Selling, general and administrative expenses	95,774	92,584	278,634	276,556
Research and development expenses	45,309	42,511	129,542	130,336

Total	$166,008	$163,619	$476,644	$524,081

Note 15. Sales Information

ARRIS sells its products primarily in the United States. The Company’s international revenue is generated from Asia Pacific, Canada, Europe, Middle East and Latin America. Sales to customers outside of United States were approximately 34.5% and 28.0% of total sales for the three months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017 and 2016, sales to customers outside of United States were approximately 34.1% and 26.8%, respectively.

The table below set forth our domestic (U.S.) and international sales (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Domestic – U.S.	$1,131,723	$1,242,748	$3,211,278	$3,711,668
Americas, excluding U.S.	283,769	227,940	832,630	708,663
Asia Pacific	105,135	90,923	265,508	212,779
EMEA	207,897	163,534	566,383	436,785

Total international	596,801	482,397	1,664,521	1,358,227

Total sales	$1,728,524	$1,725,145	$4,875,799	$5,069,895

Note 16. Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Basic:
Net income (loss) attributable to ARRIS International plc	$88,320	$48,162	$79,558	$(70,183)
Weighted average shares outstanding	187,064	190,515	187,878	190,888
Basic earnings (loss) per share	$0.47	$0.25	$0.42	$(0.37)
Diluted:
Net income (loss) attributable to ARRIS International plc	$88,320	$48,162	$79,558	$(70,183)
Weighted average shares outstanding	187,064	190,515	187,878	190,888
Net effect of dilutive equity awards	1,877	993	2,386	—

Total	188,941	191,508	190,264	190,888
Diluted earnings (loss) per share	$0.47	$0.25	$0.42	$(0.37)

Potential dilutive shares include unvested restricted and performance awards and warrants.

For the three months ended September 30, 2017 and 2016, approximately 1.0 million and 0.1 million, respectively, of the equity-based awards were excluded from the computation of diluted earnings per share. During the nine months ended September 30, 2017, approximately 1.7 million of equity-based awards were excluded from the computation of diluted earnings per share. During the nine months ended September 30, 2016, all of the equity-based awards were excluded from the computation of diluted earnings per share. These exclusions are made if the exercise price of these equity-based awards is in excess of the average market price of the shares for the period, or if the Company has net losses, both of which have an anti-dilutive effect.

During the nine months ended September 30, 2017, the Company issued 2.2 million ordinary shares related to the vesting of restricted share units, as compared to 2.3 million shares for the twelve months ended December 31, 2016.

The warrants have a dilutive effect in those periods in which the average market price of the shares exceeds the current effective conversion price (under the treasury stock method), and are not subject to performance conditions. During the fourth quarter of 2016, approximately 2.2 million warrants vested based on the amount of purchases of products and services by the respective customers from the Company. There was no vesting in the first nine months of 2017. The dilutive effect of these vested shares was immaterial.

In connection with the Combination, ARRIS issued approximately 47.7 million ordinary shares as part of the purchase consideration. The fair value of the 47.7 million shares issued, $1,434.7 million, was determined based on the conversion of each of Pace’s shares and equity awards outstanding at a conversion rate of 0.1455 with a value of $30.08 at January 4, 2016, which represents the opening price of the Company’s shares at the date of Combination.

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

The Company reported the following operating results for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Income (loss) before income taxes	$72,504	$54,503	$61,646	$(51,016)
Income tax (benefit) expense	(14,311)	8,851	(12,613)	26,069
Effective income tax rate	(19.7)%	16.2%	(20.5)%	(51.1)%

The Company’s effective income tax rate fluctuates based on, among other factors, the level and location of income. The difference between the U.K. federal statutory income tax rate of 19.25% and the Company’s effective income tax rate for the 2017 and 2016 periods is primarily due to the benefits of other foreign income tax regimes and the U.S. federal research and development credits.

The Company’s effective income tax rate for the nine months ended September 30, 2017 was impacted by $8.0 million of expense related to the intra-entity sale of an asset, offset by $4.8 million of benefit related to a decrease of over-accrued interest related to uncertain tax positions and $5.0 million of benefit related to the release of uncertain tax positions due to settlement of audits and expiration of the statute of limitations for certain uncertain tax positions, and a $1.2 million of benefit related to excess tax deductions for stock-based compensation.

Note 18. Shareholders’ Equity

The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to shareholders of ARRIS and equity attributable to noncontrolling interest (in thousands):

	Ordinary Shares	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total ARRIS International plc stockholders’ equity	Non- controlling Interest	Total stockholders’ equity
Balance, December 31, 2016	$2,831	$3,314,707	$(132,013)	$3,291	$3,188,816	$37,921	$3,226,737
Net income (loss)	—	—	79,558	—	79,558	(5,300)	74,258
Other comprehensive income, net of tax	—	—	—	5,547	5,547	(43)	5,504
Contribution from non-controlling interest	—	—	—	—	—	3,500	3,500
Compensation under stock award plans	—	62,851	—	—	62,851	—	62,851
Issuance of ordinary shares and other, net	28	(17,763)	—	—	(17,735)	—	(17,735)
Provision for warrants	—	8,145	—	—	8,145	—	8,145
Repurchase of ordinary shares, net	(71)	—	(146,894)	—	(146,965)	—	(146,965)
Cumulative effect adjustment to opening balance (1)	—	—	10,974	—	10,974	—	10,974

Balance, September 30, 2017	$2,788	$3,367,940	$(188,375)	$8,838	$3,191,191	$36,078	$3,227,269

(1)	Cumulative adjustment related to the adoption of accounting standards, see Note 2 Impact of Recently Adopted Accounting Standards for additional information.

Note 19. Warrants

During 2016, the Company entered into two separate Warrant and Registration Rights Agreements (the “Warrants”) with certain customers pursuant to which those customers may purchase up to an aggregate of 14.0 million of ARRIS’s ordinary shares (subject to adjustment in accordance with the terms of the Warrants, the “Shares”).

The Warrants will vest in tranches based on the amount of purchases of products and services by the customers from the Company.

At September 30, 2017, approximately 2.2 million Warrants are vested and outstanding, with a weighted average exercise price of $24.56, which vested based on the amount of purchases of products and services by the customers from the Company in 2016.

The table below presents by year, the Warrants to purchase ordinary shares that could vest under outstanding Warrant programs with customers, based on achieving certain purchase levels (in thousands).

	Warrants Issuable		Exercise Price per Maximum Share Issuable
	Minimum	Maximum	$22.19	$28.54	TBD[1]
Year
2017	2,000	7,500	5,000	2,500	—
2018	1,000	2,500	—	—	2,500

(1)	The exercise price for the 2018 Warrants will be determined based upon the lower of 1) the volume-weighted price for the 10-day trading period preceding January 1, 2018 (the “January Price”) or 2) the average of $28.54 and the January Price.

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

Because the Warrants contain performance criteria, which include annual purchase levels and product mix, under which customers must achieve for the Warrants to vest, as detailed above, the final measurement date for the Warrants is the date on which the Warrants vest. Prior to the final measurement, when achievement of the performance criteria has been deemed probable, the estimated fair value of Warrants is being recorded as a reduction to net sales based on the projected number of Warrants expected to vest, the proportion of purchases by customers and its affiliates within the period relative to the aggregate purchase levels required for the Warrants to vest and the then-current fair value of the related Warrants. To the extent that projections change in the future as to the number of Warrants that will vest, as well as changes in the fair market value of the Warrants, a cumulative catch-up adjustment will be recorded in the period in which the estimates change.

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

For the three and nine months ended September 30, 2017, ARRIS recorded $3.1 million and $8.1 million, respectively, as a reduction to net sales in connection with Warrants. This transaction is considered an equity contract, and is classified as such.

Note 20. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss) by component, net of taxes (in thousands):

	Available-for sale securities	Derivative instruments	Pension obligations	Cumulative translation adjustments	Total
Balance as of December 31, 2016	$137	$671	$(6,810)	$9,293	$3,291
Other comprehensive income before reclassifications	260	(240)	—	4,364	4,384
Amounts reclassified from accumulated other comprehensive income (loss)	68	1,086	9	—	1,163

Net current-period other comprehensive income	328	846	9	4,364	5,547

Balance as of September 30, 2017	$465	$1,517	$(6,801)	$13,657	$8,838

	Available-for sale securities	Derivative instruments	Pension obligations	Cumulative translation adjustments	Total
Balance as of December 31, 2015	$133	$(6,781)	$(4,195)	$(1,803)	$(12,646)
Other comprehensive (loss) income before reclassifications	32	(12,560)	—	2,132	(10,396)
Amounts reclassified from accumulated other comprehensive income (loss)	6	3,803	(2,177)	—	1,632

Net current-period other comprehensive income (loss)	38	(8,757)	(2,177)	2,132	(8,764)

Balance as of September 30, 2016	$171	$(15,538)	$(6,372)	$329	$(21,410)

Note 21. Repurchases of ARRIS Shares

The table below sets forth the purchases of ARRIS shares for the quarter ended September 30, 2017:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
July 2017	788,974	$27.59	342,706	285,585
August 2017	29,039	$27.19	28,764	284,803
September 2017	375,783	$26.39	371,696	275,000

(1)	An aggregate of 450,630 shares shown in the table above were subject to equity awards that were cancelled for cash to satisfy minimum tax withholding obligations that arose on the vesting of the applicable restricted stock units.

Upon completing the Combination, ARRIS conducted a court-approved process in accordance with section 641(1)(b) of the U.K. Companies Act 2006, pursuant to which the Company reduced its stated share capital and thereby increased its distributable reserves or excess capital out of which ARRIS may legally pay dividends or repurchase shares. Distributable reserves are not linked to GAAP reported amount.

In early 2016, the Company’s Board of Directors approved a $300 million share repurchase authorization replacing all prior programs. In March 2017, the Board authorized an additional $300 million for share repurchases.

During the third quarter of 2017, ARRIS repurchased 0.7 million of the Company’s ordinary shares at an average price of $26.91 per share, for aggregate consideration of approximately $20.0 million. During the first nine months of 2017, ARRIS repurchased 5.7 million of the Company’s ordinary shares at an average price of $25.86 per share, for aggregate consideration of approximately $147.0 million. The remaining authorized amount for stock repurchases under these plans was $275.0 million as of September 30, 2017. Unless terminated earlier by a Board resolution, these new plans will expire when ARRIS has used all authorized funds for repurchase.

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

Due to the nature of the Company’s business, it is subject to patent infringement claims, including current suits against it or one or more of its wholly-owned subsidiaries, or one or more of our customers who may seek indemnification from us, alleging infringement by various Company products and services. The Company believes that it has meritorious defenses to the allegations made in its pending cases and intends to vigorously defend these lawsuits; however, it is currently unable to determine the ultimate outcome of these or similar matters. Accordingly, with respect to these proceedings, we are currently unable to reasonably estimate the possible loss or range of possible losses. In addition, the Company is a defendant in various litigation matters generally arising out of the normal course of business. (See Part II, Item 1 “Legal Proceedings” for additional details).

Note 23. Subsequent Event

On October 17, 2017, the Company and certain of its subsidiaries entered into that certain Third Amendment and Consent (the “Third Amendment”) to the Credit Agreement dated as of March 27, 2013, as amended and restated as of June 18, 2015 (the “Credit Agreement” and, as amended by the Third Amendment, the “Amended Credit Agreement”). Pursuant to the Third Amendment, ARRIS (i) incurred “Refinancing Term A Loans” of $391 million, (ii) incurred “Refinancing Term A-1 Loans” of $1,250 million, and (iii) obtained a “Refinancing Revolving Credit Facility” of $500 million (together with the Refinancing Term A Loans and the Refinancing Term A-1 Loans, the “Refinancing Facilities”), the proceeds of which were used to refinance in full the existing Term A Loans, the existing Term A-1 Loans and the existing Revolving Credit Loans outstanding under the Credit Agreement immediately prior to the effectiveness of the Third Amendment. The existing Term B Loans were not refinanced and remain outstanding.

The Third Amendment extends the maturity date of the Refinancing Facilities to October 17, 2022. The Term Loan B Facility maturity date is unchanged and is April 26, 2024. Pursuant to the Third Amendment, the Company is subject to a minimum consolidated interest coverage ratio test, which is unchanged from the Credit Agreement. In addition, the Company is subject to a maximum consolidated net leverage ratio test of not more than 4.0:1.0, subject to a step-down to 3.75:1.00 commencing with the fiscal quarter ending March 31, 2019. The amount of unrestricted cash used to offset indebtedness in the calculation of the consolidated net leverage ratio was also increased from $200 million to $500 million. The interest rates under the Refinancing Facilities are unchanged.

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

On January 4, 2016, ARRIS Group completed its Combination with Pace, a company incorporated in England and Wales. In connection with the Combination, (i) ARRIS International plc, a company incorporated in England and Wales, acquired all of the outstanding ordinary shares of Pace and (ii) a wholly owned subsidiary of ARRIS International was merged with and into ARRIS Group, with ARRIS Group surviving the Merger as an indirect wholly-owned subsidiary of ARRIS International.

Following the Combination, both ARRIS Group and Pace became indirect wholly-owned subsidiaries of ARRIS International. The ordinary shares of ARRIS International trade on The NASDAQ Global Market Select under the symbol “ARRS.” In addition, while ARRIS International is incorporated under the laws of England and Wales, our corporate headquarters remain in Suwanee, Georgia. Following the Combination, we continue to operate in two business segments with the former Pace products divided between our Network & Cloud and Consumer Premises Equipment Segments.

Business and Financial Highlights

Business Highlights

•	Continued velocity in bandwidth expansion programs with E6000 Gen2 line cards general availability announced in third quarter of 2017.

•	International revenues at approximately 34% of our total revenue reflected growth in all regions as operators invested in broadband and video capabilities and foreign exchange rates stabilized compared to the same periods in 2016.

•	Strong demand for DOCSIS devices; achieved 200 million-unit DOCSIS shipment milestone.

•	Regulatory review for proposed acquisition of Ruckus Wireless business continues.

•	On October 17, 2017, we amended and extended the term loans A and A-1 and revolver included in our credit agreement, providing for an extended maturity and improved terms and conditions to provide for more flexibility in our capital structure.

Financial Highlights

•	Net sales in the third quarter and first nine months of 2017 were $1,728.5 million and $4,875.8 million, respectively, as compared to $1,725.1 million and $5,069.9 million in the same periods in 2016.

•	In the third quarter and first nine months of 2017, we recorded $3.1 million and $8.1 million, respectively, of non-cash charges as a reduction in revenue related to our warrant programs.

•	Gross margin percentage was 24.9% in the third quarter of 2017, which compares to 25.7% in the third quarter of 2016. The decline in the margin reflects memory component cost increases, customer and product mix and new product introductions.

•	Total operating expenses (excluding amortization of intangible assets, integration, acquisition, restructuring charges and other costs) in the third quarter of 2017 were $246.0 million, as compared to $251.7 million in the same period last year. The decline reflects restructuring implemented after the Combination.

•	We ended the third quarter of 2017 with $1,413.1 million of cash, cash equivalents and short-term marketable security investments. We generated approximately $611.6 million of cash from operating activities through the first nine months of 2017, which compares to $327.2 million during the same period in 2016.

•	We ended the third quarter of 2017 with outstanding debt under our credit facilities of $2,160.9 million, at face value, the current portion of which is $95.0 million. We repaid $69.9 million of our Term Loans under our credit facility in the first nine months of 2017. With regards to our Term Loan B-2 facility, we repaid $29.1 million in debt to exiting lenders and recorded proceeds from issuance of debt of $30.3 million.

•	In the first nine months of 2017, we repurchased 5.7 million of our ordinary shares for $147.0 million.

Comparison of Operations for the Three and Nine Months Ended September 30, 2017 and 2016

Net Sales

The table below sets forth our net sales for each of our segments (in thousands):

	Net Sales				Increase (Decrease) Between 2017 and 2016
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Three Months Ended September 30		For the Nine Months Ended September 30
	2017	2016	2017	2016	$	%	$	%
Segment:
CPE	$1,174,750	$1,230,811	$3,385,689	$3,491,893	$(56,061)	(4.6)%	$(106,204)	(3.0)%
N&C	556,863	504,107	1,498,271	1,591,837	52,756	10.5%	(93,566)	(5.9)%
Other	(3,089)	(9,773)	(8,161)	(13,835)	6,684	68.4%	5,674	41.0%

Total sales	$1,728,524	$1,725,145	$4,875,799	$5,069,895	$3,379	0.2%	$(194,096)	(3.8)%

The table below sets forth our domestic (U.S.) and international sales (in thousands):

	Net Sales				Increase (Decrease) Between 2017 and 2016
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Three Months Ended September 30		For the Nine Months Ended September 30
	2017	2016	2017	2016	$	%	$	%
Domestic – U.S.	$1,131,723	$1,242,748	$3,211,278	$3,711,668	$(111,025)	(8.9)%	$(500,390)	(13.5)%
Americas, excluding U.S.	283,769	227,940	832,630	708,663	55,829	24.5%	123,967	17.5%
Asia Pacific	105,135	90,923	265,508	212,779	14,212	15.6%	52,729	24.8%
EMEA	207,897	163,534	566,383	436,785	44,363	27.1%	129,598	29.7%

Total International	596,801	482,397	1,664,521	1,358,227	114,404	23.7%	306,294	22.6%

Total sales	$1,728,524	$1,725,145	$4,875,799	$5,069,895	$3,379	0.2%	$(194,096)	(3.8)%

Customer Premises Equipment Net Sales 2017 vs. 2016

During the three and nine months ended September 30, 2017, sales in the CPE segment decreased approximately 4.6% and 3.0%, respectively, as compared to the same period in 2016. For the three months ended September 30, 2017, sales decreased due to lower set top shipments. For the nine months ended September 30, 2017, Broadband shipments increased but were offset by lower CPE video sales as compared to the same period in 2016.

Network and Cloud Net Sales 2017 vs. 2016

During the three months ended September 30, 2017, sales in the N&C segment increased approximately 10.5%, as compared to the same period in 2016. The increase is primary due to increase of CMTS product sales.

During the nine months ended September 30, 2017, sales in the N&C segment decreased approximately 5.9%, as compared to the same period in 2016. The decrease in sales is primarily a result of decreased customer spend on the current CMTS platforms as they waited for the introduction of next generation products, which became commercially available in the third quarter of 2017.

Gross Margin

The table below sets forth our gross margin (in thousands, except percentages):

	Gross Margin				Increase (Decrease) Between 2017 and 2016
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Three Months Ended September 30		For the Nine Months Ended September 30
	2017	2016	2017	2016	$	%	$	%
Gross margin dollars	$431,155	$442,850	1,171,770	1,271,617	(11,695)	(2.6)%	(99,847)	(7.9)%
Gross margin percentage	24.9%	25.7%	24.0%	25.1%		(0.8)		(1.1)

During the three and nine months ended September 30, 2017, gross margin dollars and percentage decreased as compared to the same period in 2016. For the three months ended September 30, 2017, gross margin percentage decreased primarily as a result of a change in product and customer mix, new product introductions and memory pricing increases. For the nine months ended September 30, 2017, gross margin percentage decreased primarily as a result of lower sales, a change in product and customer mix, new product introductions and the aforementioned memory pricing increases. Pressures on gross margin relating to memory pricing and the competitive landscape for some of our products, particularly in the CPE segment, are expected to continue in the near term and could make it difficult to return to historical levels.

During the three and nine months ended September 30, 2017, gross margins were also impacted by $3.1 million and $8.1 million, respectively, reductions in sales associated with the fair value of warrants issued to customers.

The gross margin for the three and nine months ended September 30, 2016 included $0.5 million and $50.8 million, respectively, of increased costs associated with writing up the historic cost of the Pace inventory to fair value at the date of acquisition (subsequently increasing cost of goods sold).

Operating Expenses

The table below provides detail regarding our operating expenses (in thousands):

	Operating Expenses				Increase (Decrease) Between 2017 and 2016
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Three Months Ended September 30		For the Nine Months Ended September 30
	2017	2016	2017	2016	$	%	$	%
Selling, general and administrative	$114,407	$112,883	$332,966	$338,593	$1,524	1.4%	$(5,627)	(1.7)%
Research and development	131,593	138,781	397,653	452,508	(7,188)	(5.2)%	(54,855)	(12.1)%
Amortization of intangible assets	90,162	89,042	274,819	297,417	1,120	1.3%	(22,598)	(7.6)%
Integration, acquisition, restructuring & other	10,836	10,831	30,622	144,888	5	—%	(114,266)	(78.9)%

Total	$346,998	$351,537	$1,036,060	$1,233,406	$(4,539)	(1.3)%	$(197,346)	(16.0)%

We are embarking on significant enhancements to our business processes and Enterprise Resource Planning (“ERP”) systems. This global ERP effort is projected to continue into 2019, and we will increase our anticipated operating costs by approximately $5.0 million per quarter going forward.

Selling, General, and Administrative Expenses

Our selling, general and administrative (“SG&A”) expenses include sales and marketing costs, including personnel expenses for sales and marketing staff expenses, advertising, trade shows, corporate communications, product marketing expenses and other marketing expenses. In addition, general and administrative expenses consist of personnel expenses and other general corporate expenses for corporate executives, finance and accounting, human resources, facilities, information technology, legal and professional fees.

SG&A expenses increased for the three months ended September 30, 2017 compared to the prior year primarily due to higher legal fees and professional services, offset by the result of reductions in force following the Combination.

SG&A expenses decreased for the nine months ended September 30, 2017 compared to the prior year primarily as a result of reductions in force following the Combination.

Research & Development, Expenses

Research and development (“R&D”) expenses consist primarily of personnel expenses, payments to suppliers for design services, product certification expenditures to qualify our products for sale into specific markets, prototypes, other consulting fees and reasonable allocations of our information technology and corporate facility costs. R&D expenses are recognized as they are incurred.

During the three and nine months ended September 30, 2017, R&D expenses decreased as compared to the same period in 2016. The decrease is primarily the result of reductions in force following the Combination and the divestiture of certain product lines that occurred during 2016.

Amortization of Acquired Intangible Assets

Our intangible amortization expense relates to finite-lived intangible assets acquired in business combinations. Intangible amortization expense for the three months ended September 30, 2017 and 2016 was $90.2 million and $89.0 million, respectively. For the nine months ended September 30, 2017 and 2016, intangible amortization expense was $274.8 million and $297.4 million, respectively. During the nine months ended September 30, 2017, amortization expense decreased as compared to the same period in 2016. The decrease was as a result of certain intangible assets becoming fully amortized.

Integration, Acquisition, Restructuring & Other Costs

During the three and nine months ended September 30, 2017, we recorded acquisition-related expenses and integration expenses of $2.3 million and $8.6 million, respectively. These expenses related to the pending acquisition of Ruckus Networks and consisted primarily of banker and other fees.

Restructuring charges of $8.5 million and $22.0 million were recorded during the three and nine months ended September 30, 2017, respectively, related to employee termination benefits, voluntary retirement offerings, facility closures and non-cash write-off of property, plant and equipment and certain employee termination benefits.

During the three and nine months ended September 30, 2016, we recorded acquisition related expenses and integration expenses of $2.9 million and $50.4 million, respectively. These expenses related to the Combination and consisted of banker fees, legal fees, integration related outside services and other direct costs of the Combination.

Restructuring expense of $8.1 million and $91.9 million were recorded during the three and nine months ended September 30, 2016, respectively, primarily related to employee severance and contractual obligation costs. The restructuring plan affected approximately 1,500 positions across the Company and its reportable segments.

Other costs of $2.6 million were recorded during the three and nine months ended September 30, 2016, of which $0.4 million was related to the loss resulting from the divestitures of certain product lines and $2.2 million was related to the write-off of in-process research and development projects that were abandoned.

Direct Contribution

The table below sets forth our direct contribution for each of our segments (in thousands):

	Direct Contribution				Increase (Decrease) Between 2017 and 2016
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Three Months Ended September 30		For the Nine Months Ended September 30
	2017	2016	2017	2016	$	%	$	%
Segment:
CPE	$132,168	$191,938	$374,307	$501,448	$(59,770)	(31.1)%	$(127,141)	(25.4)%
N&C	218,995	162,867	543,488	503,149	56,128	34.5%	40,339	8.0%

Total	$351,163	$354,805	$917,795	$1,004,597	$(3,642)	(1.0)%	$(86,802)	(8.6)%

Customer Premises Equipment Direct Contribution 2017 vs. 2016

During the three and nine months ended September 30, 2017, CPE segment direct contribution decreased by approximately 31.1% and 25.4%, respectively, as compared to the same period in 2016. The direct contribution was negatively impacted by lower sales and product mix as well as lower gross margin due primarily to memory pricing increases and price competition, which are expected to continue in the near-term. Our CPE reporting unit has approximately $1.4 billion of goodwill as of September 30, 2017. The estimated fair value of our CPE reporting unit is closely aligned with the ultimate amount of revenue and operating income that it achieves, and as such, a prolonged or continued erosion in the direct contribution in the CPE segment could result in an impairment of goodwill associated with this business.

Network and Cloud Direct Contribution 2017 vs. 2016

During the three and nine months ended September 30, 2017, direct contribution in our N&C segment increased by approximately 34.5% and 8.0% respectively, as compared to the same period in 2016. The increase was primarily attributable to the mix of product, including the sale of more software licenses and reductions in operating expenses.

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

For the three and nine months ended September 30, 2017 and 2016, the composition of our Corporate and Unallocated Costs that are reflected in the Consolidated Statement of Operations were as follows (in thousands, except percentages):

	Corporate and Unallocated Costs				Increase (Decrease) Between 2017 and 2016
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Three Months Ended September 30		For the Nine Months Ended September 30
	2017	2016	2017	2016	$	%	$	%
Cost of sales	$24,925	$28,524	$68,468	$117,189	$(3,599)	(12.6)%	$(48,721)	(41.6)%
Selling, general and administrative	95,774	92,584	278,634	276,556	3,190	3.4%	2,078	0.8%
Research and development	45,309	42,511	129,542	130,336	2,798	6.6%	(794)	(0.6)%

Total	$166,008	$163,619	$476,644	$524,081	$2,389	1.5%	$(47,437)	(9.1)%

During the three months ended September 30, 2017, corporate and unallocated costs increased as compared to the same period in 2016. During the nine months ended September 30, 2017, corporate and unallocated costs decreased as compared to the same period in 2016. Included in the cost of sales during the three and nine months ended September 30, 2016 were $0.5 million and $50.8 million, respectively, of costs associated with the step-up in the underlying net book value of Pace inventory acquired in the Combination to fair market value as of the acquisition date.

Other Expense (Income)

The table below provides detail regarding our other expense (in thousands):

	Other Expense (Income)				Increase (Decrease) Between 2017 and 2016
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Three Months Ended September 30		For the Nine Months Ended September 30
	2017	2016	2017	2016	$	%	$	%
Interest expense	$20,211	$20,104	$63,238	$58,832	$107	0.5%	$4,406	7.5%
Loss on investments	839	5,058	8,978	13,406	(4,219)	(83.4)%	(4,428)	(33.0)%
Interest income	(2,288)	(804)	(5,997)	(2,772)	(1,484)	(184.6)%	(3,225)	(116.3)%
(Gain) loss on foreign currency	(8,543)	5,729	5,570	8,169	(14,272)	(249.1)%	(2,599)	(31.8)%
Other expense (income), net	1,434	6,723	2,275	11,592	(5,289)	(78.7)%	(9,317)	(80.4)%

Total	$11,653	$36,810	$74,064	$89,227	$(25,157)	(68.3)%	$(15,163)	(17.0)%

Interest Expense

Interest expense includes the amortization of debt issuance costs (deferred finance fees and the debt discounts) related to our term loans and interest paid on notes and term loans and other debt obligations. Interest expense for the three months ended September 30, 2017 and 2016 was $20.2 million and $20.1 million respectively. For the nine months ended September 30, 2017 and 2016, interest expense was $63.2 million and $58.8 million, respectively.

In connection with the Second Amendment to the Credit Agreement in the second quarter of 2017, we expensed approximately $2.5 million of debt issuance costs and wrote off approximately $0.3 million of existing debt issuance costs associated with certain lenders who were not party to the amended term loan facility, which were included as interest expense in the Consolidated Statements of Operations for the nine months ended September 30, 2017.

Loss on Investments

We hold certain investments in the equity securities of private and publicly-traded companies and investments in rabbi trusts associated with our deferred compensation plans, and certain investments in limited liability companies and partnerships that are accounted for using the equity method of accounting. Our equity portion in current earnings of such investments is included in the loss (gain) on investments.

During the three and nine months ended September 30, 2017, we recorded a net loss, including impairment charge, related to these investments of $0.8 million, and $9.0 million, respectively. No impairment charges were recorded in the third quarter of 2017.

During the three and nine months ended September 30, 2016, we recorded net losses related to these investments of $5.1 million and $13.4 million, respectively, including impairment charges. During the third quarter of 2016, the Company performed an evaluation of its investments and concluded that indicators of impairment existed for certain investments, and that their fair value had declined. This resulted in other-than-temporary impairment charges of $2.9 million.

Interest Income

Interest income during the three months ended September 30, 2017 and 2016 was $2.3 million and $1.0 million, respectively. During the nine months ended September 30, 2017 and 2016, interest income was $6.0 million and $2.8 million, respectively. The income reflects interest earned on cash, cash equivalents, short-term and long-term marketable security investments.

Loss (Gain) on Foreign Currency

During the three months ended September 30, 2017 and 2016, we recorded a foreign currency loss (gain) of approximately $(8.5) million and $5.7 million, respectively. During the nine months ended September 30, 2017 and 2016, we recorded a foreign currency loss of approximately $5.6 million and $8.2 million, respectively. We have U.S. dollar functional currency entities that bill certain international customers or have liabilities payable in their local currency. Additionally, certain intercompany transactions are denominated in foreign currencies and subject to revaluation. To mitigate the volatility related to fluctuations in the foreign exchange rates, we enter into various foreign currency contracts. The loss (gain) on foreign currency is driven by the fluctuations in the foreign currency exchange rates.

As part of the Combination completed in 2016, we paid the former Pace shareholders 132.5 pence per share in cash consideration, which was approximately 434.3 million British pounds, in the aggregate, as of January 4, 2016. We entered into foreign currency forward contracts to purchase British pounds and sell U.S. Dollars in order to mitigate the volatility related to fluctuations in the foreign exchange rate prior to the closing period. The contracts fixed the British pound to U.S. dollar forward exchange rate at various rates. These contracts were effectively terminated upon the close of the Pace transaction in January 2016 and cash settled upon maturity on March 31, 2016, which included a loss of $1.6 million.

Other Expense (Income), net

Other expense (income), net for the three months ended September 30, 2017 and 2016 was $1.4 million and $6.7 million, respectively. For the nine months ended September 30, 2017 and 2016, other expense was $2.3 million and $11.6 million, respectively.

For the three months ended September 30, 2016, we reclassified certain research and development credits acquired as part of the Pace transaction to deferred tax assets, as a result of restructuring activities. The result of this reclassification was a charge of $5.0 million to other expense with an offsetting benefit in our provision for income taxes.

Income Tax Expense

In connection with the Combination, (i) ARRIS acquired all of the outstanding ordinary shares of Pace (the “Pace Acquisition”) and (ii) a wholly-owned subsidiary of ARRIS was merged with and into ARRIS Group with ARRIS Group surviving the Merger as an indirect wholly-owned subsidiary of ARRIS. As a result of the Merger, we incurred withholding taxes of $55 million. Subsequent to the Merger, we are subject to the U.K. statutory tax rate and a territorial corporate tax system. The U.K. statutory rate for 2017 is 19.25% as compared to 20% in 2016. The statutory rate in the U.K. decreased from 20% to 19% effective April 1, 2017. Our statutory rate for 2017 represents the blended rate that will be in effect for the year ended December 31, 2017 based on the 20% statutory rate that was effective for the first quarter of 2017 and the 19% rate effective for the remainder of 2017. Prior to the Merger, we were subject to the U.S. statutory tax rate of 35% and a worldwide corporate tax system.

We reported the following operating results for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Income (loss) before income taxes	$72,504	$54,503	$61,646	$(51,016)
Income tax (benefit) expense	(14,311)	8,851	(12,613)	26,069
Effective income tax rate	(19.7)%	16.2%	(20.5)%	(51.1)%

Our effective income tax rate fluctuates based on, among other factors, the level and location of income. The difference between the U.K. federal statutory income tax rate of 19.25% and our effective income tax rate for the 2017 and 2016 periods is primarily due to the benefits of other foreign income tax regimes and the U.S. federal research and development credits. The change in income tax benefit for the three and nine months ended September 30, 2017 was primarily due to a change in the application of the estimated annual effective tax rate resulting from an increase in annual earnings expectations in 2017 compared to the expected annual loss in 2016 which required us to apply the guidance on income taxes related to loss limitation provisions for both the three and nine months ended September 30, 2016.

Our effective income tax rate for the nine months ended September 30, 2017 was impacted by $8.0 million of expense related to the intra-entity sale of an asset, offset by $4.8 million of benefit related to a decrease of over-accrued interest related to uncertain tax positions, $5.0 million of benefit related to the release of uncertain tax positions due to settlement of audits and expiration of the statute of limitations for certain uncertain tax positions, and a $1.2 million of benefit related to excess tax deductions for stock based compensation.

Our effective income tax rate for the nine months ended September 30, 2016 was impacted by recording $55 million of withholding tax expense in connection with the Pace Combination, as well as $2.1 million of expense on expiring net operating losses, and $1.5 million of expense for other discrete items.

Non-GAAP Measures

ARRIS reports its financial results in accordance with GAAP in the United States (referred to herein as “reported”). However, management believes that certain non-GAAP financial measures provide management and other users with additional meaningful financial information that should be considered when assessing our ongoing performance. Our management regularly uses our supplemental non-GAAP financial measures internally to understand, manage and evaluate our business and make operating decisions. These non-GAAP measures are among the factors management uses in planning for and forecasting future periods. Non-GAAP financial measures should be viewed in addition to, and not as an alternative to, the Company’s reported results prepared in accordance with GAAP (in thousands, except per share data):

	For the Three Months Ended September 30, 2017		For the Three Months Ended September 30, 2016		For the Nine Months Ended September 30, 2017		For the Nine Months Ended September 30, 2016
	Amount	Per Diluted Share	Amount	Per Diluted Share	Amount	Per Diluted Share	Amount	Per Diluted Share
Sales	$1,728,524		$1,725,145		$4,875,799		$5,069,895
Highlighted items:
Reduction in revenue related to warrants	3,064		9,611		8,145		13,894

Adjusted sales	$1,731,588		$1,734,756		$4,883,944		$5,083,789

Net income (loss) attributable to ARRIS International plc	$88,320	$0.47	$48,162	$0.25	$79,558	$0.41	$(70,183)	$(0.37)
Highlighted items:
Impacting gross margin:
Stock-based compensation expense	3,897	0.02	2,773	0.01	10,644	0.06	7,009	0.04
Reduction in revenue related to warrants attributable to ARRIS International plc	3,064	0.02	9,611	0.05	8,145	0.04	13,894	0. 07
Acquisition accounting impacts of fair valuing inventory	—	—	493	—	908	—	50,824	0.26
Impacting operating expenses:
Integration, acquisition, restructuring and other costs	10,836	0.06	10,831	0.06	30,622	0.16	144,888	0.75
Amortization of intangible assets	90,162	0.48	89,042	0.46	274,819	1.42	297,417	1.55
Stock-based compensation expense	16,316	0.09	15,102	0.08	51,308	0.27	37,044	0.19
Noncontrolling interest share of Non-GAAP adjustments	(711)	—	(776)	—	(2,326)	(0.01)	(2,328)	(0.01)
Impacting other expense (income):
Impairment (gain) of investments	(1,821)	(0.01)	2,851	0.01	929	—	7,851	0.04
Credit facility – ticking fees	—	—	—	—	—	—	(9)	—
Debt amendment fees	—	—	(237)	—	2,782	0.01	(237)	—
Remeasurement of deferred taxes	3,569	0.02	—	—	8,508	0.04	—	—
Foreign exchange contract losses related to Pace acquisition	—	—	—	—	—	—	1,610	0.01
France R&D tax credit	—	—	4,992	0.03	—	—	4,992	0.03
Impacting income tax expense:
Foreign withholding tax	—	—	—	—	—	—	54,741	0.28
Income tax expense (benefit)	(62,698)	(0.33)	(36,140)	(0.19)	(116,884)	(0.61)	(150,014)	(0.78)

Total highlighted items	62,614	0.33	98,542	0.51	269,454	1.40	467,682	2.43

Adjustment net income	$150,934	$0.80	$146,704	$0.77	$349,012	$1.81	$397,499	$2.07

Weighted average ordinary shares - basic		187,064		190,515		190,506		190,888

Weighted average ordinary shares - diluted		188,941		191,508		192,892		192,115

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

Acquisition Accounting Impacts Related to Inventory Valuation: In connection with the accounting related to our acquisitions, business combinations rules require the acquired inventory be recorded at fair value on the opening balance sheet. This is different from historical cost. Essentially, we are required to write the inventory up to the end customer price less a reasonable margin as a distributor. We have excluded the resulting adjustments in inventory and cost of goods sold as the historic and forward gross margin trends will differ as a result of the adjustments. We believe it is useful to understand the effects of this on cost of goods sold and margin.

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

Noncontrolling Interest share of Non-GAAP Adjustments: The joint venture formed for the ActiveVideo acquisition is accounted for by ARRIS under the consolidation method. As a result, the consolidated statements of operations include the revenues, expenses, and gains and losses of the noncontrolling interest. The amount of net income (loss) related to the noncontrolling interest are reported and presented separately in the consolidated statement of operations. We have excluded the noncontrolling share of any non-GAAP adjusted measures recorded by the venture, as we believe it is useful to understand the effect of excluding this item when evaluating our ongoing performance.

Impairment (Gain) on Investments: We have excluded the effects of other-than-temporary impairments and certain gains on investments in calculating our non-GAAP financial measures. We believe it is useful to understand the effect of this non-cash item in our other expense (income).

Credit Facility—Ticking Fees: In connection with our Combination, the cash portion of the consideration was funded through debt financing commitments. A ticking fee was paid to our banks to compensate for the time lag between the commitment allocation on a loan and the actual funding. We have excluded the effect of the ticking fee in calculating our non-GAAP financial measures. We believe it is useful to understand the effect of this item in our other expense (income).

Debt Amendment Fees: In 2017, the Company amended its credit agreement. This debt modification allowed us to improve the terms and conditions of the credit agreement and extend the maturity of the Term Loan B Facility completed during the second quarter of 2017. We have excluded the effect of the associated fees in calculating our non-GAAP financial measures. We believe it is useful to understand the effect of this item in our interest expense.

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

France R&D Tax Credit: France R&D tax credits were recorded as an other asset on the date of our Combination, as Pace France, a subsidiary of Pace, had a history of losses and did not expect to utilize their R&D Tax Credits against a future France income tax liability but rather expected to use the credits to offset non-income taxes. Our restructuring in France required a reclassification of the R&D tax credits from other assets to deferred tax assets prior to the utilization of the tax credits. This impact of the reclassification was a charge to other expense with an offsetting tax benefit. We have excluded the effect of the other expense and tax benefit in the calculation of our non-GAAP financial measures. We believe it is useful to understand the effects of this event on our total other expense (income) and income tax.

Foreign Withholding Tax: In connection with our Combination, ARRIS US Holdings, Inc. transferred shares of its subsidiary ARRIS Financing II Sarl to ARRIS International. Under U.S. tax law, based on the best available information, we believe the transfer constituted a deemed distribution from ARRIS U.S. Holdings Inc. to ARRIS International that is treated as a dividend for U.S. tax purposes. A deemed dividend of this type is subject to U.S. withholding tax to the extent of the current and accumulated earnings and profits (as computed for tax purposes) (“E&P”) of ARRIS U.S. Holdings Inc., which include the E&P of the former ARRIS Group and subsidiaries through December 31, 2016. Accordingly, ARRIS U.S. Holdings Inc. remitted U.S. withholding tax in the amount of $55 million based upon its estimated E&P of $1.1 billion and the U.S. dividend withholding tax rate of 5 percent (as provided in Article 10 (Dividends) of the United Kingdom-United States Tax Treaty). We have excluded the withholding tax in calculating our non-GAAP financial measures.

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

Financial Liquidity and Capital Resources

One of our key strategies is to ensure we have adequate liquidity and the financial flexibility, including access to the capital markets, to support our strategy, including acquisitions and share repurchases. In addition to our cash flow activities discussed below, we also focus on key metrics which are summarized in the table below:

	As of September 30, 2017	As of December 31, 2016
	(in thousands, except DSO and Turns)
Cash, cash equivalents, and short-term investments	$1,413,136	$1,095,676
Long-term U.S. corporate bonds	$—	$10,998
Accounts receivable, net	$1,056,225	$1,359,430
- Days sales outstanding	57	64
Inventory, net	$775,142	$551,541
- Turns	7.8	9.2
Term loans at face value	$2,160,900	$2,229,563
Financing lease obligation	$61,486	$58,010

Overview

In managing our liquidity and capital structure, we remained focused on key goals, and we have and will continue in the future to implement actions to achieve them. They include:

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

Accounts receivable at the end of the third quarter of 2017 decreased as compared to the fourth quarter of 2016, primarily as a result of the timing of purchases by customers in late 2016.

Inventory increased in 2017 as compared to 2016, reflecting timing of shipments to customers and anticipated demand for certain products.

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

Share Repurchases

Upon completing the Combination, we conducted a court-approved process in accordance with section 641(1)(b) of the U.K. Companies Act 2006, pursuant to which we reduced our stated share capital and thereby increased our distributable reserves or excess capital out of which we may legally pay dividends or repurchase shares. Distributable reserves are not linked to a GAAP reported amount. In early 2016, our Board of Directors approved a new $300 million share repurchase authorization replacing all prior programs. In March 2017, the Board authorized an additional $300 million for share repurchases. Unless terminated earlier by a Board resolution, this new plan will expire when ARRIS has used all authorized funds for repurchase. The remaining authorized amount for stock repurchases under these plans was $275.0 million as of September 30, 2017.

During the third quarter of 2017, we repurchased 0.7 million ordinary shares for approximately $20.0 million at an average stock price of $26.91. During the first nine months of 2017, we repurchased 5.7 million ordinary shares for approximately $147.0 million at an average stock price of $25.86.

During the third quarter of 2016, we repurchased 1.0 million shares of our ordinary shares at an average price of $28.03 per share, for an aggregate consideration of approximately $28.0 million. During the first nine months of 2016, we repurchased 7.4 million shares of our common stock for $178.0 million at an average stock price of $24.09.

Summary of Current Liquidity Position and Potential for Future Capital Raising

We believe our current liquidity position, where we have approximately $1,413.1 million of cash, cash equivalents, and short-term investments on hand as of September 30, 2017, together with approximately $498.2 million in availability under our Revolving Credit Facility, and our prospects for continued generation of cash from operations are adequate for our short- and medium-term business needs. Our cash, cash-equivalents and short-term investments as of September 30, 2017 include approximately $807.8 million held by all non-U.S. subsidiaries. Of that amount, $58.2 million was held by non-U.S. subsidiaries legally owned by ARRIS U.S. entities whose earnings we expect to reinvest indefinitely outside of the United States. We do not expect to need the cash generated by those non-U.S. subsidiaries to fund our U.S. operations. However, in the unforeseen event that we repatriate cash from those non-U.S. subsidiaries, we may be required to provide for and pay U.S. taxes on permanently repatriated funds.

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

We expect to use approximately $800 million from cash on hand, subject to adjustments, in connection with the Ruckus Wireless acquisition. Assuming a close date in the fourth quarter of 2017, we anticipate having approximately $600 million of cash resources and approximately $500 million available under the Revolving Credit Facility post close, with continued access to capital markets.

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

On April 26, 2017, ARRIS and certain of ARRIS’s subsidiaries entered into a Second Amendment (the “Second Amendment”) to the Amended Credit Agreement. The Second Amendment provides for a new Term B Loan facility in the principal amount of $545 million, the proceeds of which (along with cash on hand) were used to repay the existing Term B Loan facility. Under the terms of the Second Amendment, the new Term B-2 Loan has a maturity date of April 2024 and an interest rate of LIBOR plus a percentage ranging from 2.25% to 2.50% for Eurocurrency Rate Loans (as defined in the Amended Credit Agreement), or the prime rate plus a percentage ranging from 1.25% to 1.50% for Base Rate Loans (as defined in the Amended Credit Agreement), in either case depending on the Company’s consolidated net leverage ratio. All other material terms of the Amended Credit Agreement remain unchanged.

In connection with the Second Amendment to the Amended Credit Agreement, we capitalized approximately $0.1 million of financing fees and $1.4 million of original issuance discount. In addition, we expensed approximately $2.5 million of debt issuance costs and wrote off approximately $0.3 million of existing debt issuance costs associated with certain lenders who were not party to the Term Loan B-2 Facility, which were included as interest expense in the Consolidated Statements of Operations for the nine months ended September 30, 2017.

Interest rates on borrowings under the senior secured credit facilities are set forth in the table below. As of September 30, 2017, we had $878.6 million, $740.0 million and $542.3 million principal amount outstanding under the Term Loan A, Term Loan A-1 and Term Loan B-2 Facilities. No borrowings under the Revolving Credit Facility and letters of credit totaling $1.8 million issued under the Revolving Credit Facility.

	Rate	As of September 30, 2017
Term Loan A	LIBOR + 1.75%	2.99%
Term Loan A-1	LIBOR + 1.75%	2.99%
Term Loan B-2	LIBOR + 2.50%	3.74%
Revolving Credit Facility(1)	LIBOR + 1.75%	Not Applicable

(1)	Includes unused commitment fee of 0.35% and letter of credit fee of 1.75% not reflected in interest rate above.

The Amended Credit Agreement provides for certain adjustments to the interest rates paid on the Term Loan A, Term Loan A-1, Term Loan B-2 and Revolving Credit Facility based upon the achievement of certain leverage ratios.

Subsequent to September 30, 2017, ARRIS entered into that certain Third Amendment and Consent (the “Third Amendment”) to the Amended Credit Agreement . See Note 23 Subsequent Events for additional details.

Borrowings under the Amended Credit Agreement are secured by first priority liens on substantially all of the assets of ARRIS and certain of its present and future subsidiaries who are or become parties to, or guarantors under, the Amended Credit Agreement governing the senior secured credit facilities. The Amended Credit Agreement provides terms for mandatory prepayments and optional prepayments and commitment reductions. The Amended Credit Agreement also includes events of default, which are customary for facilities of this type (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all amounts outstanding under the credit facilities may be accelerated. The Amended Credit Agreement contains usual and customary limitations on indebtedness, liens, restricted payments, acquisitions and asset sales in the form of affirmative, negative and financial covenants, which are customary for financings of this type, including the maintenance of a minimum interest coverage ratio of 3.50:1 and a maximum leverage ratio of 3.50:1. As of September 30, 2017, we were in compliance with all covenants under the Amended Credit Agreement.

As of September 30, 2017, the scheduled maturities of the contractual debt obligations for the next five years are as follows (in thousands):

2017 (for the remaining three months)	$23,738
2018	94,950
2019	94,950
2020	1,422,700
2021	5,450
Thereafter	519,112

Account Receivable Financing Program

In connection with the Combination, we assumed an accounts receivable financing program (the “AR Financing Program” or the “Program”) which was entered into by Pace on June 30, 2015. Under this Program, we assigned trade receivables on a revolving basis of up to $50 million to the lender and the lender advances 95% of the receivable value to us. The remaining 5% is remitted to ARRIS upon receipt of cash from the customer.

The Program was accounted for as secured borrowings and amounts outstanding are included in the current portion of long-term debt on the consolidated balance sheet. We paid certain transaction fees and interest of 1.23% on the outstanding balance in connection with this Program. This program was terminated in the second quarter of 2017.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Sources and Uses of Cash

Below is a table setting forth the key line items of our Consolidated Statements of Cash Flows (in thousands):

	Nine months ended September 30,
	2017	2016
Cash provided by (used in):
Operating activities	$611,612	$327,196
Investing activities	19,066	(447,096)
Financing activities	(231,915)	288,296
Effect of exchange rate changes	941	—

Net increase in cash and cash equivalents	$399,704	$168,396

Operating Activities:

Below are the key line items affecting cash provided by operating activities (in thousands):

	Nine months ended September 30,
	2017	2016
Consolidated net income (loss)	$74,259	$(77,085)
Adjustments to reconcile net income (loss) to cash provided by operating activities	409,843	357,624

Net income (loss) including adjustments	484,102	280,539
Decrease (increase) in accounts receivable	305,212	(1,889)
(Increase) decrease in inventory	(222,733)	231,129
Increase (decrease) in accounts payable and accrued liabilities	132,437	(247,945)
All other, net	(87,406)	65,362

Cash provided by operating activities	$611,612	$327,196

Consolidated net income (loss), including adjustments, as per the table above, increased $203.6 million during the first nine months of 2017 as compared to 2016. It should be noted that the net income reflected in the first nine months of 2016 includes: 1) restructuring costs of $91.9 million, 2) acquisition and integration costs of $50.4 million, 3) withholding tax of $55.0 million and 4) inventory step-up in fair market value of $50.8 million. These items were either not present or were insignificant in the first nine months of 2017.

Accounts receivable decreased by $305.2 million during the first nine months of 2017. The decrease was primarily as a result of purchasing pattern and payment patterns of our customers. In the fourth quarter of 2016, we had significant purchases late in the quarter that were paid for in the first quarter.

Inventory increased by $222.7 million during the first nine months of 2017, reflecting timing of customer requirements and anticipated demand for certain products. In the first nine months of 2016, there was a $50.8 million reduction related to turnaround effect of inventory markup in acquisition accounting.

Accounts payable and accrued liabilities increased by $132.4 million during the first nine months of 2017. The change was a decrease in accounts payable reflecting timing of payments of inventory and the payment of annual bonuses. We acquired $799.8 million of accounts payable and accrued liabilities as part of the Combination. We acquired $298.7 million of cash as part of the Combination. This cash is netted against the cash used for acquisitions in the investing section of the cash flow statement and is not included in the operating section.

All other accounts, net, includes the changes in other receivables, income taxes payable (recoverable), and prepaids. The other receivables represent amounts due from our contract manufacturers for material used in the assembly of our finished goods. The change in our income taxes recoverable account is a result of the timing of the actual estimated tax payments during the year as compared to the actual tax liability for the year. The net change during the first nine months of 2017 was approximately $87.4 million as compared to $65.4 million during the same period in 2016.

Investing Activities:

Below are the key line items affecting investing activities (in thousands):

	Nine months ended September 30,
	2017	2016
Purchases of property, plant and equipment	$(62,389)	$(40,646)
Acquisitions, net of cash acquired	—	(340,118)
Purchases of investments	(68,250)	(69,855)
Sales of investments	155,301	3,326
Purchase of intangible assets	(6,422)	(3,310)
Other, net	826	3,507

Cash provided by (used in) investing activities	$19,066	$(447,096)

Purchases of property, plant and equipment – Represents capital expenditures which are mainly for test equipment, laboratory equipment, and computing equipment.

Acquisition, net of cash acquired - Represent cash investments we made in the Combination net of $298.7 million of cash was acquired in the Combination in 2016.

Purchases and sales of investments - Represent purchases and sales of securities and other investments.

Purchase of intangible assets - Represent primarily the purchase of technology licenses.

Other, net - Represent dividend proceeds received from equity investments.

Financing Activities:

Below are the key line items affecting our financing activities (in thousands):

	Nine months ended September 30,
	2017	2016
Proceeds from issuance of debt	$30,314	$800,000
Payment of debt obligations	(98,976)	(297,375)
Payment of deferred financing fees and debt discount	(1,462)	(2,304)
Payment of financing lease obligation	(590)	(557)
Payment on accounts receivable financing facility	—	(23,546)
Repurchase of shares	(146,965)	(178,035)
Proceeds from (cost of) issuance of shares, net	8,623	4,315
Repurchase of shares to satisfy minimum tax withholdings	(26,359)	(17,762)
Excess tax benefits from stock-based compensation plans	—	3,560
Contribution from noncontrolling interest	3,500	—

Cash (used in) provided by financing activities	$(231,915)	$288,296

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

Repayment on account receivable financing facility — As part of the Combination, we obtained an accounts receivable securitization program, which was terminated in the second quarter of 2017. This represents the repayment of the secured borrowings.

Repurchase of shares — Represents the cash used to buy back the Company’s ordinary shares.

Proceeds from (cost of) issuance of shares – Represents cash proceeds related to the exercise of restricted shares, offset by expenses paid related to issuance of shares.

Repurchase of shares to satisfy minimum tax withholdings—Represents the shares withheld and cancelled for cash, to satisfy the employee minimum tax withholding when restricted stock units vest.

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

We have certain international customers who are billed in their local currency and certain international operations that procure in U.S. dollars. We also have certain predicable expenditures for international operations in local currency. Additionally, certain intercompany transactions are denominated in foreign currencies and subject to revaluation. As part of the Combination, we paid the former Pace shareholders 132.5 pence per share in cash consideration, which is approximately 434.3 million British pounds, in the aggregate, as of January 4, 2016. These contracts were settled upon the close of the Pace Combination in January 2016. We use a hedging strategy and enter into forward or currency option contracts based on a percentage of expected foreign currency revenues and expenses. The percentage can vary, based on the predictability of the revenues denominated in the foreign currency.

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

Capital Expenditures

Capital expenditures are made at a level designed to support the strategic and operating needs of the business. ARRIS’s capital expenditures were $62.4 million in the first nine months of 2017 as compared to $40.6 million in the first nine months of 2016. Management expects to make approximately $80 million in capital expenditures for the year 2017, excluding the Ruckus Networks acquisition.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in our Form 10-K for the year ended December 31, 2016, as filed with the SEC. Our critical accounting estimates have not changed in any material respect during the nine months ended September 30, 2017.

Forward-Looking Statements

Certain information and statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report, including statements using terms such as “may,” “expect,” “anticipate,” “intend,” “estimate,” “believe,” “plan,” “continue,” “could be,” or similar variations thereof, constitute forward-looking statements with respect to the financial condition, results of operations, and business of ARRIS, including statements that are based on current expectations, estimates, forecasts (including gross margin trends), and projections about the markets in which we operate and management’s beliefs and assumptions regarding these markets. These and any other statements in this document that are not statements about historical facts are “forward-looking statements.” We caution investors that forward-looking statements made by us are not guarantees of future performance and that a variety of factors could cause our actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. Important factors that could cause results or events to differ from current expectations are described in the risk factors set forth in Item 1A, Part II, “Risk Factors.” These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. In providing forward-looking statements, ARRIS expressly disclaims any obligation to update publicly or otherwise these statements, whether as a result of new information, future events or otherwise except to the extent required by law.

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

If the loss (or an additional loss in excess of any prior accrual) is reasonably possible and material, we disclose an estimate of the possible loss or range of loss, if such estimate can be made. The assessment whether a loss is probable or reasonably possible and whether the loss or a range of loss is estimable, involves a series of complex judgments about future events. Even if a loss is reasonably possible, we may not be able to estimate a range of possible loss, particularly where (i) the damages sought are substantial or indeterminate, (ii) the proceedings are in the early stages, or (iii) the matters involve novel or unsettled legal theories or a large number of parties. In such cases, there is considerable uncertainty regarding the ultimate resolution of such matters, including the amount of any possible loss. With respect to two of the matters below, we estimate the aggregate range of loss for which a reasonable estimate can be made to be between $0 and $12.0 million. This estimate does not cover all matters listed below as we are currently unable to reasonably estimate the possible loss or range of possible loss for each of the remaining identified matters. The results in litigation are unpredictable and an adverse resolution of one or more of such matters not included in the estimate provided, or if losses are higher than what is currently estimated, it could have a material adverse effect on our business, financial position, results of operations or cash flows.

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

C-Cation v. ARRIS et al., C.A. 14-cv-00059, Eastern District of Texas; C-Cation v. Atlantic Broadband et al., C.A. 15-cv-00295, District of Delaware. On February 4, 2014, C-Cation filed suit against TWC, ARRIS, Cisco and Casa alleging infringement of U.S. Patent No. 5,563,883 relating to channel management. On April 7, 2015, C-Cation filed an additional suit against several remaining MSOs alleging infringement of the same patent. Certain of our customers have requested that we provide indemnification. An Inter Partes Review request filed by ARRIS on the claims asserted in the litigation was instituted and the Patent Trial and Appeal Board (PTAB) rendered a final written decision on July 28, 2016 ruling all of the asserted claims invalid. C-Cation was unsuccessful on appeal to the Federal Circuit, and has now petitioned the U.S. Supreme Court, but we believe that the decision will be upheld. While we believe the likelihood of an unfavorable outcome is remote, in the event of an unfavorable outcome, ARRIS may be required to pay damages for utilizing certain technology.

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

Mobile Telecommunications Technologies (M-Tel) v. MSOs, C.A. 16-cv-00007, 16-cv-0013, etc., Eastern District of Texas. ARRIS v. M-Tel, C.A. 16-cv-00259, District of Delaware. On January 4, 2016, Mobile Telecommunications Technologies filed suit against several MSOs alleging infringement of three expired U.S. patents alleged to cover various Wi-Fi functionality. Certain of our customers have requested that we provide indemnification. The M-Tel complaint requests unspecified damages for past infringement. On April 13, 2016, ARRIS filed suit against M-Tel requesting an advisory ruling on three expired U.S. patents alleged to cover various Wi-Fi functionality and asserted against our customers. One of the patents has been held invalid after an Inter Partes Review by the Patent Trials and Appeals Board, while another has been held invalid on claim construction. The cases have been consolidated for pre-trial in a multi-district litigation proceeding in the District of Delaware. To date, no evidence of infringement or damages has been introduced. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify one or more MSOs and/or pay damages for utilizing certain technology.

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

RealTime Data v. Echostar et al., RealTime Adaptive Streaming v. Echostar et al., C.A. 6:17-cv-00084, 6:17-cv-00567, Eastern District of Texas. On June 6, 2017, RealTime Data filed an amended complaint alleging that ARRIS products infringe three U.S. patents. On October 10, 2017 RealTime Adaptive Streaming filed a new complaint alleging ARRIS infringed one of the three patents asserted by RealTime Data. The complaint requests unspecified damages for infringement and injunction against future infringement. To date, no evidence of infringement or damages has been introduced. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to pay damages for utilizing certain technology.

Rovi et al. v. Comcast et al., C.A. 1:16-cv-09826, Southern District of New York; 337-TA-1001, International Trade Commission. On April 1, 2016, Rovi filed suit against Comcast and several equipment vendors (including ARRIS and Pace) alleging infringement of 15 U.S. patents alleged to cover various program guide technology. On April 6, 2016, Rovi filed a complaint in the International Trade Commission (ITC) alleging infringement of seven U.S. patents (the same as those asserted in the New York suit). The ITC hearing was held, and an initial determination found a violation by various remote programming features. The parties have petitioned for review of the initial determination, and expect a final determination from the full ITC Commission by November 9, 2017. It is premature to assess the likelihood of an unfavorable outcome pending review. In the event of an unfavorable outcome, ARRIS may be required to pay damages and/or cease utilizing certain technology in products sold to Comcast.

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

Sony Corp. v. Pace plc et al., C.A. 15-cv-00288, District of Delaware. On April 1, 2015, Sony filed suit against Pace alleging infringement of six U.S. patents alleged to cover various features of the set top box. Two of the asserted patents have been held invalid after an Inter Partes Review by the Patent Trials and Appeal Board, while another two have been dismissed without prejudice, leaving two patents asserted in the Delaware case. The complaint requests unspecified damages for past infringement and injunction against future infringement. To date, no evidence of infringement or damages has been introduced. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to pay damages and/or cease utilizing certain technology.

Sony Corp. v. ARRIS International plc et al., C.A. 1:17-cv-00890, Northern District of Georgia; 337-TA-1049, International Trade Commission. On March 10, 2017, Sony filed a complaint in the Northern District of Georgia and a companion case in the International Trade Commission requesting institution of an investigation into whether set top boxes and gateway devices infringe five patents asserted by Sony. The investigation at the ITC was instituted on April 13, 2017. Sony has dismissed one patent from the ITC proceeding, while another patent has been ruled unenforceable, leaving three patents at issue in the ITC proceeding. The complaint requests unspecified damages for past infringement, an injunction against future infringement, and with respect to the ITC investigation, an exclusion against certain products. To date, no evidence of infringement or damages has been introduced. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to pay damages and/or cease utilizing certain technology.

In the Matter of Certain Semiconductor Devices, Semiconductor Device Packages, and Products Containing Same, 337-TA-1010, International Trade Commission. On May 23, 2016, Tessera filed a request to institute an investigation with the International Trade Commission (ITC) into whether Broadcom semiconductor devices infringe several patents purportedly controlled by Tessera. ARRIS has been named a party to the investigation as a potential importer of devices including the allegedly infringing components, and have been indemnified by Broadcom. On June 20, 2016, the ITC instituted the investigation. The initial determination found a violation on a single patent. The Commission has agreed to a review of the initial determination, and we expect a final determination from the full ITC Commission by December 2, 2017. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to cease importing certain Broadcom technology in products sold to its customers.

TQ Delta v. MSOs, C.A. 15-cv-00611; 15-cv-00615, etc., District of Delaware. On July 17, 2015, TQ Delta filed suit against several MSOs alleging infringement of several U.S. patents. Certain of our customers have requested that we provide indemnification. Inter partes review proceedings have been instituted on all of the patents involved in the suit, and the case has been stayed pending the outcome of those proceedings. To date, the Patent Trial and Appeals Board has ruled four of the patents invalid, and a ruling on another of the patents is expected in the next 30 days. The complaint requests unspecified damages for past and future infringement. To date, no evidence of infringement or damages has been introduced. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify the MSOs and/or pay damages for utilizing certain technology.

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

In the acquisition agreement entered into in connection with the acquisition of the Motorola Home business, a subsidiary of Google agreed to indemnify, defend and hold harmless ARRIS and various related parties with respect to, among other things, any losses suffered by ARRIS as a result of a court order involving, or the settlement of, certain agreed-upon litigation, including the Sprint lawsuit described above, that reference this indemnification obligation. There are various limitations upon this obligation.

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

We may have difficulty forecasting our sales and may experience volatility in revenues.

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

We also have outstanding warrants with certain customers to purchase our ordinary shares. Vesting of the warrants is subject to both the volume of purchases by the customers and product mix. Under applicable accounting guidance, if we believe that vesting of a tranche of the warrants is probable, we are required to mark-to-market the fair value of the warrant until it vests, and any change in the fair value is treated as a change in revenues from sales to the customers. The amount of the change in revenues that will be recorded is difficult to predict as both sales to the customers and changes in our stock price impact the calculation and are outside of our control. As a result, the warrants also could increase our revenue volatility.

Changes to United States tax, tariff and import/export regulations may have a negative effect on global economic conditions, financial markets and our business.

There has been on-going discussion and commentary regarding potential significant changes to United States trade policies, treaties, tariffs and taxes. We do a material amount of business around the world, and a substantial majority of our products are manufactured outside of the United States. The current administration, along with Congress, has created significant uncertainty about the future relationship between the United States and other countries with respect to the trade policies, treaties, taxes, government regulations and tariffs that would be applicable. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our access to suppliers or customers and have a material adverse effect on our business, financial condition and results of operations.

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

As of September 30, 2017, we had approximately $2,160.9 million in total indebtedness and $498.2 million available under our Revolving Credit Facility to support our working capital needs. Our debt service obligations with respect to this indebtedness could have an adverse impact on our earnings and cash flows for as long as the indebtedness is outstanding.

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

We have entered into an agreement to acquire the Ruckus Networks business. However, our acquisition is contingent on Broadcom Limited closing its own acquisition of Brocade Communication Systems Inc. (the current owner of the Ruckus Networks Business). Broadcom’s acquisition of Brocade is subject to its own closing conditions, and we cannot assure that those conditions will be met or that the transaction will close. The Brocade shareholders have approved the transaction, but Broadcom does not presently expect to close the Brocade acquisition until sometime during its first fiscal quarter, which begins November 2, 2017.

The Ruckus Networks acquisition also remains subject to regulatory approvals from the Committee on Foreign Investment in the United States and customary closing conditions, which could delay or prevent the completion of the acquisition. While we believe that we will receive the required clearance, there can be no assurance as to their receipt or timing. If the clearance is received, it may be conditioned in a way (i) that does not satisfy the conditions set forth in the acquisition agreement or (ii) that could have a detrimental impact on us following completion of the acquisition. A substantial delay in obtaining the remaining required clearance or the imposition of unfavorable conditions, could have an adverse effect on the anticipated benefits of the acquisition, thereby impacting our business, financial condition or results of operations or potentially preventing the completion of the acquisition entirely.

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

Although, following the Pace Combination, we are incorporated under the laws of England and Wales and are a tax resident in the United Kingdom for U.K. tax purposes, the IRS may assert that we should be treated as a U.S. corporation (and, therefore, a U.S. tax resident) for U.S. federal income tax purposes. For U.S. federal income tax purposes, a corporation generally is considered to be a tax resident in the jurisdiction of its organization or incorporation. Because we are incorporated under the laws of England and Wales, we generally would be classified as a non-U.S. corporation (and, therefore, a non-U.S. tax resident) under these rules. Section 7874 of the Internal Revenue Code of 1986, as amended (the “Code”), however, provides an exception to this general rule under which a foreign incorporated entity may, in certain circumstances, be treated as a U.S. corporation for U.S. federal income tax purposes.

Generally, for us to be treated as a non-U.S. corporation for U.S. federal income tax purposes under Section 7874, the former stockholders of ARRIS Group must own (within the meaning of Section 7874) less than 80% (by both vote and value) of all of the outstanding shares of ARRIS (the “Ownership Test”). Based on the terms of the Pace Combination, we believe historic ARRIS stockholders do own less than 80% of all of the outstanding shares in ARRIS and, thus, the Ownership Test has been satisfied. However, ownership for purposes of Section 7874 is subject to various adjustments under the Code and the Treasury Regulations promulgated thereunder, and there is limited guidance regarding the Section 7874 provisions, including regarding the application of the Ownership Test. There can be no assurance that the IRS will agree with the position that the Ownership Test was satisfied following the Pace Combination and/or would not successfully challenge the status of ARRIS as a non-U.S. corporation for U.S. federal income tax purposes.

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

Recent legislative proposals have aimed to expand the scope of Section 7874, or otherwise address certain perceived issues arising in connection with so-called inversion transactions. For example, proposals introduced in the U.S. Congress, if enacted in their present form, would be effective retroactively to any transactions completed after May 8, 2014 would, among other things, treat a foreign acquiring corporation as a U.S. corporation under Section 7874 if the former stockholders of the U.S. corporation own more than 50% (by vote or value) of the shares of the foreign acquiring corporation after the transaction. These proposals, if enacted in their present form and if made retroactively effective, would cause us to be treated as a U.S. corporation for U.S. federal income tax purposes. It is presently uncertain whether any such legislative proposals or any other legislation relating to Section 7874 or so-called inversion transactions will be enacted into law and, if so, what impact such legislation would have on us.

Additionally, in 2016, the U.S. Treasury issued proposed and temporary Regulations under Section 7874 and other sections of the Code, which, among other things, make it more difficult for the Ownership Test to be satisfied and would limit or eliminate certain tax benefits to so-called inverted corporations. These temporary Regulations generally apply to transactions occurring on or after April 4, 2016. Accordingly, with respect to the Pace Combination as it occurred prior to that date, we do not expect these temporary Regulations to adversely affect the tax status of ARRIS. However, these Regulations, among other things, may affect how, or limit options for how, ARRIS will be able to structure future acquisitions. We continue to monitor this situation, we will review any comments on these proposed Regulations that are made public, we will review the final Regulations when issued, and we will review any additional guidance issued by the U.S. Treasury and the IRS. Any such future guidance could have a material adverse impact on our financial position and results of operations.

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

Our business operations are subject to taxation in the U.S., U.K., Luxembourg and a number of other jurisdictions. Changes in tax laws or tax rulings, or changes in interpretations of existing laws, could materially affect our financial position and results from operations. Recently, the U.S. Congress, the Organization for Economic Co-operation and Development and other government agencies in jurisdictions where ARRIS and its affiliates do business have had an extended focus on issues related to the taxation of multinational corporations. One example is in the area of “base erosion and profit shifting,” including situations where payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. In this regard, the U.S. House of Representatives Committee on Ways and Means has introduced legislation, and the U.S. Senate Committee on Finance is expected to introduce legislation, that if enacted could impose significant additional U.S. taxes on our operations. Another example involves “illegal state aid” as determined by the EU Competition Commission, which would require EU member states to recover unlawful aid given to multinational enterprises in the form of favorable transfer pricing treatment. As a result, the tax laws, and the interpretation thereof, in the United States, the United Kingdom, Luxembourg and other countries in which ARRIS and its affiliates do business could change on a prospective or retroactive basis, including as part of the treaty changes that could result from the U.K.’s decision to leave the EU, and any such changes could adversely affect ARRIS and its affiliates. Further, the IRS or other applicable taxing authorities may disagree with positions we have taken in our tax filings, which could result in the requirement to pay additional tax, interest and penalties, which amounts could be significant.

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

With respect to the proposed changes to the Model pertaining to expatriated entities, because the Combination is otherwise subject to Section 7874, if applicable treaties were subsequently amended to adopt such proposed changes, payments of interest, dividends, royalties and certain other items of income by ARRIS U.S. Holdings, Inc. (our primary U.S. holding company) or its U.S. affiliates to non-U.S. persons would become subject to full U.S. withholding tax at a 30% rate. This could result in material U.S. taxes being paid by recipients of payments from ARRIS Holdings and its U.S. affiliates. Additionally, revisions to the Model may influence the international community’s discussion of approaches to treaty abuse and harmful tax practices with respect to the Organization for Economic Cooperation and Development’s ongoing work regarding base erosion and profit shifting. We are unable to predict the likelihood that the proposed revisions to the Model become a part of the Model or any U.S. income tax treaty. However, any revisions to a U.S. income tax treaty, including the proposed revisions described in this paragraph, could adversely affect ARRIS and its affiliates.

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

The broadcast and broadband communication systems industry has gone through dramatic technological change resulting in service providers rapidly migrating their business from a one-way television service to a two-way communications network enabling multiple services, such as residential and business high-speed Internet access, residential and business telephony services, digital television, video on demand and advertising services. New services, such as home security, power monitoring and control and 4K (UHD) television that are or may be offered by service providers, are also based on, and will be characterized by, rapidly evolving technology. The development of increasing transmission speed, density and bandwidth for Internet traffic has also enabled the provision of high quality, feature length video over the Internet. This over-the-top IP video service enables content providers such as Netflix and Hulu, programmers such as HBO and ESPN and portals like Google to provide video services on-demand, by-passing traditional video service providers. As these service providers enhance their quality and scalability, traditional providers are introducing similar services over their existing networks, as well as over-the-top IP video for delivery not only to televisions but to computers, tablets, and telephones in order to remain competitive. In addition, service providers continue to explore ways to virtualize portions of their networks, reducing dependence on specifically designed equipment, including our products, by utilizing software that provide the same functions.

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

We believe that we will be increasingly required to work with third party technology providers. As a result, we expect the shift to more open standards may require us to license software and other components indirectly to third parties via various open source licenses. In some circumstances, ARRIS’s use of such open source technology may include technology or protocols developed by standards settings bodies, other industry forums or third-party companies. The terms of the open source licenses granted by such parties may limit our ability to commercialize products that utilize such technology, which could have a material adverse effect on our results.

Our business is concentrated in a few key customers. The loss of any of these customers or a significant reduction in sales to any of these customers would have a material adverse effect on our business.

For the nine months ended September 30, 2017, sales to our three largest customers (including their affiliates, as applicable) accounted for approximately 48% of our total revenue. The loss of any of our large customers, or a significant reduction in the products or services provided to any of them would have a material adverse impact on our business. For many of these customers, we also are one of their largest suppliers. As a result, if from time-to-time customers elect to purchase products from our competitors in order to diversify their supplier base and to dual-source key products or to curtail purchasing due to budgetary or market conditions, such decisions could have material consequences to our business. In addition, because of the magnitude of our sales to these customers, the terms and timing of our sales are heavily negotiated, and even minor changes can have a significant impact upon our business.

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

Our financial statements reflect substantial goodwill and intangible assets, approximately $2.0 billion and $1.4 billion, respectively, as of September 30, 2017, that was recognized in connection with acquisitions, including the recently completed Pace Combination.

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

As of October 1, 2016, the fair value of our CPE reporting unit exceeded its carrying value by 50% and, accordingly, did not result in a goodwill impairment. Over the last twelve months, near-term trends impacting revenue and gross margin, including higher product costs associated with memory pricing pressures have decreased the amount by which the fair value exceeds the carrying value, such that our CPE reporting unit could be at risk of failing step one of the impairment test if future projections are not realized. The estimated fair value of our CPE reporting unit is closely aligned with the ultimate amount of revenue and operating income that it achieves over the projection period. At this time, our projections assume modest revenue growth and some recovery in gross margins over current levels in subsequent years. Our CPE reporting unit has approximately $1.4 billion of goodwill as of September 30, 2017.

As of October 1, 2016, the fair value of our Cloud TV software portion of our Network & Cloud segment exceeded its carrying value by 35% and, accordingly did not result in a goodwill impairment. Our projections for this reporting unit reflect an expansion of revenue from existing and new customers over the planning horizon, resulting in improved operating leverage over the projection period. Our Cloud TV reporting unit has approximately $81.1 million of goodwill as of September 30, 2017.

If we determine an impairment exists, we may be required to write off all or a portion of the goodwill and associated intangible assets related to any impaired business. For additional information, see the discussion under “Critical Accounting Policies” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

For the nine months ended September 30, 2017, approximately 34% of our sales were made outside of the United States. In addition, a significant portion of our products are manufactured or assembled in China, Mexico and Taiwan. As a result, we are exposed to risk of international operations, including:

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

Prior to the Pace transaction, we were incorporated under Delaware law, which allowed our directors to authorize the issuance, without stockholder approval or any preemptive rights, of any shares authorized by our certificate of incorporation that were not already issued. Under English law, our directors may issue new ordinary shares up to a maximum amount equal to the allotment authority granted to the directors under our articles of association or by an ordinary resolution of our shareholders, subject to a five-year limit on such authority. Additionally, subject to specified exceptions, English law grants preemptive rights to existing shareholders to subscribe for new issuances of shares for cash, but allows shareholders to waive these rights by way of a special resolution with respect to any particular allotment of shares or generally, subject to a five-year limit on such waiver. Our articles of association contain, as permitted by English law, a provision authorizing our Board to issue new shares for cash without preemptive rights. The authorization of the directors to issue shares without further shareholder approval and the authorization of the waiver of the statutory preemption rights must both be renewed by the shareholders at least every five years, and we cannot provide any assurance that these authorizations always will be approved, which could limit our ability to issue equity and, thereby, adversely affect the holders of our ordinary shares. While we do not believe that the differences between Delaware law and English law relating to our capital management will have a material adverse effect on us, situations may arise where the flexibility had under Delaware law would have provided benefits to our shareholders that is not be available under English law.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the purchases of our equity securities made by us during the three months ended September 30, 2017:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
July 2017	788,974	$27.59	342,706	285,585
August 2017	29,039	$27.19	28,764	284,803
September 2017	375,783	$26.39	371,696	275,000

(1)	An aggregate of 450,630 shares shown in the table above were subject to equity awards that were cancelled for cash to satisfy minimum tax withholding obligations that arose on the vesting of the applicable restricted stock units.

Upon completing the Combination, ARRIS International conducted a court-approved process in accordance with section 641(1)(b) of the U.K. Companies Act 2006, pursuant to which we reduced our stated share capital and thereby increased its distributable reserves or excess capital out of which we may legally pay dividends or repurchase shares. Distributable reserves are not linked to a GAAP reported amount.

In early 2016, our Board of Directors approved a $300 million share repurchase authorization replacing all prior programs. In March 2017, the Board authorized an additional $300 million for share repurchases.

During the third quarter of 2017, we repurchased 0.7 million ordinary shares at an average price of $26.91 per share, for aggregate consideration of approximately $20.0 million. During the first nine months of 2017, we repurchased 5.7 million ordinary shares at an average price of $25.86 per share, for aggregate consideration of approximately $147.0 million. The remaining authorized amount for stock repurchases under these plans was $275.0 million as of September 30, 2017. Unless terminated earlier by a Board resolution, these new plans will expire when we have used all authorized funds for repurchase.

Item 6. EXHIBITS

Exhibit No.	Description of Exhibit

2.1	First Amendment to Stock and Asset Purchase Agreement dated October 16, 2017, by and among ARRIS International plc and LSI Corporation (incorporated by reference from Exhibit 2.1 to the Form 8-K filed on October 16, 2017)

10.1	Third Amendment and Consent, dated October 17, 2017, to the Amended and Restated Credit Agreement (incorporated by reference from Exhibit 10.1 to the Form 8K filed on October 19, 2017)

31.1	Section 302 Certification of Chief Executive Officer, filed herewith

31.2	Section 302 Certification of Chief Financial Officer, filed herewith

32.1	Section 906 Certification of Chief Executive Officer, filed herewith

32.2	Section 906 Certification of Chief Financial Officer, filed herewith

101. INS	XBRL Instant Document, filed herewith

101. SCH	XBRL Taxonomy Extension Schema Document, filed herewith

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document, filed herewith

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document, filed herewith

101. LAB	XBRL Taxonomy Extension Labels Linkbase Document, filed herewith

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document, filed herewith

SIGNATURES

Pursuant to the requirements the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARRIS INTERNATIONAL PLC

/s/ DAVID B. POTTS
David B. Potts Executive Vice President, Chief Financial Officer and Chief Accounting Officer

Dated: November 8, 2017