Form 10-Q
period 2018-03-31
ARRIS International plc
filed 2018-05-09
CIK 1645494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

For the quarter ended March 31, 2018

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

ARRIS International plc has submitted electronically and posted on its corporate web site every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.

As of April 30, 2018, 186,263,077 shares of ARRIS International plc’s Ordinary Shares were outstanding.

ARRIS INTERNATIONAL PLC

FORM 10-Q

For the Three Months Ended March 31, 2018

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARRIS INTERNATIONAL PLC

CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data) (unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$506,240	$487,573
Short-term investments, at fair value	36,804	23,874

Total cash, cash equivalents and short-term investments	543,044	511,447
Accounts receivable (net of allowances for doubtful accounts of $10,340 in 2018 and $10,230 in 2017)	1,008,603	1,218,089
Other receivables	169,681	157,845
Unbilled receivables	26,005	—
Inventories (net of reserves of $63,161 in 2018 and $69,459 in 2017)	849,069	825,211
Prepaid income taxes	26,409	28,351
Prepaids	36,308	26,644
Other current assets	172,993	145,953

Total current assets	2,832,112	2,913,540
Property, plant and equipment (net of accumulated depreciation of $370,609 in 2018 and $367,954 in 2017)	309,457	372,467
Goodwill	2,336,820	2,278,512
Intangible assets (net of accumulated amortization of $1,716,084 in 2018 and $1,599,573 in 2017)	1,583,299	1,771,362
Investments	69,858	71,082
Deferred income taxes	131,417	115,436
Other assets	103,525	101,858

Total assets	$7,366,488	$7,624,257

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,010,812	$1,206,656
Accrued compensation, benefits and related taxes	113,029	155,966
Accrued warranty	42,434	44,507
Deferred revenue	143,740	115,224
Current portion of long-term debt and financing lease obligation	83,633	83,559
Income taxes payable	4,937	6,244
Other accrued liabilities	316,206	321,113

Total current liabilities	1,714,791	1,933,269
Long-term debt and financing lease obligation, net of current portion	2,095,320	2,116,244
Accrued pension	43,443	42,637
Noncurrent deferred revenue	56,041	54,090
Noncurrent income taxes	159,148	144,665
Deferred income taxes	68,825	68,888
Other noncurrent liabilities	71,546	80,430

Total liabilities	4,209,114	4,440,223

Stockholders’ equity:
Ordinary shares, nominal value £0.01 per share, 185.5 million and 185.2 million shares issued and outstanding in 2018 and 2017, respectively	2,769	2,768
Capital in excess of par value	3,392,415	3,387,128
Accumulated deficit	(266,264)	(225,881)
Accumulated other comprehensive income	12,545	4,552

Total ARRIS International plc stockholders’ equity	3,141,465	3,168,567
Stockholders’ equity attributable to noncontrolling interest	15,909	15,467

Total stockholders’ equity	3,157,374	3,184,034

Total liabilities and stockholders’ equity	$7,366,488	$7,624,257

See accompanying notes to the consolidated financial statements.

ARRIS INTERNATIONAL PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except share and per share data) (unaudited)

	Three months ended March 31,
	2018	2017
Net sales	$1,577,710	$1,483,105
Cost of sales	1,102,027	1,145,848

Gross margin	475,683	337,257
Operating expenses:
Selling, general, and administrative expenses	161,204	104,638
Research and development expenses	169,797	132,962
Amortization of intangible assets	114,708	93,646
Impairment of goodwill	3,400	—
Integration, acquisition, restructuring and other costs	13,655	10,095

Total operating expenses	462,764	341,341
Operating income (loss)	12,919	(4,084)
Other expense (income):
Interest expense	22,525	19,683
Loss on investments	527	4,530
Loss on foreign currency	4,833	4,740
Interest income	(1,532)	(1,922)
Other expense (income), net	109	(85)

Loss before income taxes	(13,543)	(31,030)
Income tax expense	3,489	10,001

Consolidated net loss	(17,032)	(41,031)
Net loss attributable to noncontrolling interest	(3,432)	(1,933)

Net loss attributable to ARRIS International plc.	$(13,600)	$(39,098)

Net loss per ordinary share (1):
Basic	$(0.07)	$(0.21)

Diluted	$(0.07)	$(0.21)

Weighted average ordinary shares:
Basic	184,805	189,796

Diluted	184,805	189,796

(1)	Calculated based on net loss attributable to shareowners of ARRIS International plc

See accompanying notes to the consolidated financial statements.

ARRIS INTERNATIONAL PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands) (unaudited)

	Three months ended March 31,
	2018	2017
Consolidated net loss	$(17,032)	$(41,031)
Available-for-sale securities:
Unrealized gain (loss) on available-for-sale securities, net of tax of $43 and $(52) in 2018 and 2017, respectively	(136)	96
Reclassification adjustments recognized in net loss, net of tax of $33 and $2 in 2018 and 2017, respectively	(107)	(3)

Net change in available-for-sale	(243)	93

Derivative instruments:
Unrealized gain on derivative instruments, net of tax of $(1,943) and $(634) in 2018 and 2017, respectively	7,158	1,420
Reclassification adjustments recognized in net loss, net of tax of $(65) and $(372) in 2018 and 2017, respectively	240	832

Net change in derivative instruments	7,398	2,252

Pension obligations:
Reclassification adjustments recognized in net loss	29	11

Net change in pension obligations	29	11

Cumulative translation adjustments	782	4,981

Other comprehensive income, net of tax	7,966	7,337

Comprehensive loss	(9,066)	(33,694)

Comprehensive loss attributable to noncontrolling interest	(3,459)	(1,942)

Comprehensive loss attributable to ARRIS International plc	$(5,607)	$(31,752)

See accompanying notes to the consolidated financial statements.

ARRIS INTERNATIONAL PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (unaudited)

	Three months ended March 31,
	2018	2017
Operating activities:
Consolidated net loss	$(17,032)	$(41,031)
Depreciation	22,874	21,313
Amortization of acquired intangible assets	116,595	95,306
Amortization of deferred financing fees and debt discount	1,215	1,903
Deferred income tax benefit	(13,327)	(20,783)
Foreign currency remeasurement of deferred taxes	3,697	3,131
Stock compensation expense	19,256	19,415
Impairment of goodwill	3,400	—
Provision for non-cash warrants	—	2,423
Recovery for doubtful accounts	(292)	(179)
Loss on disposal of property, plant & equipment and other	156	292
Loss on investments and other	662	4,530
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	209,405	292,297
Other receivables	(11,836)	15,739
Unbilled receivables	(26,005)	—
Inventories	(24,397)	(3,152)
Accounts payable and accrued liabilities	(228,234)	(144,640)
Prepaids and other, net	39,776	3,496

Net cash provided by operating activities	95,913	250,060
Investing activities:
Purchases of investments	(26,500)	(55,879)
Sales of investments	11,000	91,885
Purchases of property, plant and equipment	(15,196)	(21,867)
Deposit received for the sale of property, plant and equipment	10,000	—
Other, net	171	826

Net cash (used in) provided by investing activities	(20,525)	14,965
Financing activities:
Proceeds from issuance of shares, net	22	23
Repurchase of shares	(25,000)	(83,110)
Repurchase of shares to satisfy employee minimum tax withholdings	(13,976)	(13,754)
Payment of debt obligations	(21,875)	(22,375)
Payment of financing lease obligation	(190)	(204)
Contribution from noncontrolling interest	1,207	—

Net cash used in financing activities	(59,812)	(119,420)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3,791	597
Net increase in cash, cash equivalents and restricted cash	19,367	146,202
Cash, cash equivalents and restricted cash at beginning of period	489,116	981,692

Cash, cash equivalents and restricted cash at end of period	$508,483	$1,127,894

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets to the total of the same such amounts show above (in thousands). Amounts included in restricted cash represent those required to be set aside by contractual agreements, such rent deposits with landlords, deposits with certain government agencies and cash collateral with certain financial institution.

	Three months ended March 31,
	2018	2017
Cash and cash equivalents	$506,240	$1,126,248
Restricted cash included in other current assets	1,491	162
Restricted cash included in other assets	752	1,484

Total	$508,483	$1,127,894

See accompanying notes to the consolidated financial statements.

ARRIS INTERNATIONAL PLC

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Organization and Basis of Presentation

ARRIS International plc (together with its consolidated subsidiaries and consolidated venture, except as the context otherwise indicates, “ARRIS” or the “Company”) is a global entertainment, communications, and networking technology and solutions provider, headquartered in Suwanee, Georgia. The Company operates in three business segments, Customer Premises Equipment (“CPE”), Network & Cloud (“N&C”) and Enterprise Networks (“Enterprise”) (See Note 15 Segment Information for additional details), specializing in enabling service providers including cable, telephone, and digital broadcast satellite operators and media programmers to deliver media, voice, IP data services and Wi-Fi to their subscribers and enabling enterprises to experience constant, wireless and wired connectivity across complex and varied networking environments. ARRIS is a leader in set-tops, digital video and Internet Protocol Television (“IPTV”) distribution systems, broadband access infrastructure platforms, associated data and voice CPE and wired and wireless enterprise networking. The Company’s solutions are complemented by a broad array of services including technical support, repair and refurbishment, and systems design and integration.

The consolidated financial statements include the accounts of the Company and its wholly owned foreign and domestic subsidiaries and consolidated venture in which the Company owns more than 50% of the outstanding voting shares of the entity. All intercompany accounts and transactions have been eliminated.

The accompanying financial data as of March 31, 2018 and for the three months ended March 31, 2018 and March 31, 2017 has been prepared by the Company, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The December 31, 2017 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

In the opinion of management, all normal recurring adjustments necessary to present fairly the consolidated balance sheet as of March 31, 2018, the consolidated statements of operations, the statements of comprehensive income (loss), and the statements of cash flows for the three months ended March 31, 2018 and March 31, 2017 as applicable, have been made. Certain prior year amounts in the financial statements and notes have been reclassified to conform to the fiscal year 2018 presentation. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Note 2. Impact of Recently Adopted Accounting Standards

Adoption of new accounting standards — In May 2014, the FASB issued an accounting standard update, Revenue from Contracts with Customers. The standard requires an entity to recognize revenue to depict the transfer of control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB issued several amendments to the standard since its initial issuance, including delaying its effective date to reporting periods beginning after December 15, 2017, but permitting companies the option to adopt the standard one year earlier, as well as clarifications on identifying performance obligations and accounting for licenses of intellectual property, among others.

There are two permitted transition methods under the new standard, the full retrospective method or the modified retrospective method. Under the full retrospective method, the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown on the face of the financial statements being presented. Under the modified retrospective method, the cumulative effect of applying the standard would be recognized at the date of the initial application of the standard and the effect of the prior periods would be calculated and shown through a cumulative effect change in retained earnings. ARRIS has adopted the standard using the modified retrospective method on January 1, 2018. (See Note 3 Revenue from Contracts with Customers for additional details).

In August 2016, the FASB issued amended guidance on the classification of certain cash receipts and payments in the statement of cash flows. The primary purpose of the amended guidance is to reduce the diversity in practice that has resulted from the lack of consistent principles on this topic. The amended guidance adds or clarifies guidance on eight cash flow issues, including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or certain other debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. The guidance is effective for the Company beginning January 1, 2018 for both interim and annual reporting periods, with early adoption permitted. Entities must apply the guidance retrospectively to all periods presented but may apply it prospectively from the earliest date practicable if retrospective application would be impracticable. ARRIS adopted this update as of January 1, 2018. The adoption of this guidance did not have any material impact on the Company’s consolidated financial position and results of operations.

In November 2016, the FASB issued new guidance that requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for interim and annual periods beginning after December 15, 2017. ARRIS adopted this update retrospectively as of January 1, 2018. The adoption of this guidance did not have any material impact on the Company’s consolidated financial position and results of operations.

In March 2017, the FASB issued an accounting standard update that requires entities to disaggregate the service cost component from the other components of net periodic benefit costs and present it with other current compensation costs for related employees in the income statement, and present the other components elsewhere in the income statement and outside of income from operations if that subtotal is presented. The amendments in this update also allow only the service cost component to be eligible for capitalization when applicable. The accounting standard update is effective for the Company in the first quarter of fiscal 2018. ARRIS adopted this update as of January 1, 2018. The adoption of this guidance did not have any material impact on the Company’s consolidated financial position and results of operations.

In May 2017, the FASB issued an accounting standard which amends the scope of modification accounting for share-based payment arrangements. The standard provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. The accounting standard will be applied prospectively to awards modified on or after the effective date. It is effective for interim and annual periods beginning after December 15, 2017 (January 1, 2018 for the Company). ARRIS adopted this update as of January 1, 2018. The adoption of this guidance did not have any impact on the Company’s consolidated financial position and results of operations.

Accounting standards issued but not yet effective — In February 2016, the FASB issued new guidance that will require lessees to recognize most leases on their balance sheets as a right-of-use asset with a corresponding lease liability, and lessors to recognize a net lease investment. Additional qualitative and quantitative disclosures will also be required. This standard is effective for interim and annual reporting periods beginning after December 15, 2018, although early adoption is permitted. The new standard currently requires a modified retrospective transition through a cumulative-effect adjustment as of the beginning of the earliest period presented in the financial statements, although the FASB recently approved an option for transition relief to not restate or make required disclosures under the new standard in comparative periods in the period of adoption. Along with that transition relief, the FASB also recently approved a practical expedient for lessors to allow for the combined presentation of lease and non-lease revenues when certain conditions are met.

The Company has established a project management team to analyze the impact of this standard, including its current accounting policies and practices to identify potential impacts that would result from the application of this standard. The Company’s adoption process of the new standard is ongoing, including evaluating and quantifying the impact on its consolidated financial statements, identifying the population of leases (and embedded leases), implementing a selected technology solution and collecting and validating lease data. The Company expects its lease obligations designated as operating leases (as disclosed in Note 23 to the audited consolidated financial statements in its most recent Annual Report on Form 10-K) will be reported on the consolidated balance sheets upon adoption.

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

In February 2018, the FASB issued an accounting standard which allows companies to reclassify stranded tax effects resulting from the U.S. 2017 Tax Cuts and Jobs Act, from accumulated other comprehensive income to retained earnings. The guidance also requires certain new disclosures regardless of the election. The accounting standard is effective in the first quarter of fiscal 2020, and earlier adoption is permitted. The Company is currently assessing the potential impact of the adoption of this standard on its Consolidated Financial Statements.

Note 3. Revenue from Contracts with Customers

On January 1, 2018, the Company adopted the new accounting standard Revenue from Contracts with Customers using the modified retrospective transition method. The Company has elected to apply the new standard to contracts that were considered “open” as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under the new accounting standard, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under previous guidance. Upon adoption, an initial cumulative effect adjustment of $1.8 million increase was recorded to opening accumulated deficit and a $2.7 million increase in shareholder’s equity attributable to noncontrolling interest.

Revenue Recognition

ARRIS generates revenue as a result of varying activities, including the delivery of stand-alone equipment, custom design and installation services, and bundled sales arrangements inclusive of equipment, software and services. Revenue is recognized when performance obligations in a contract are satisfied through the transfer of control of the good or service at an amount of consideration expected to receive. The following are required before revenue is recognized.

•	Identify the contract with the customer. A variety of arrangements are considered contracts, however these are usually the Master Purchase Agreement and amendments or customer purchase orders.

•	Identify the performance obligations in the contract. Performance obligations are identified as promised goods or services in an arrangement that are distinct.

•	Determine the transaction price. Transaction price is the amount of consideration the Company expects in exchange for transferring the promised goods or services. The consideration may include fixed or variable amounts or both.

•	Allocate the transaction price to the performance obligations. The transaction price is allocated to the performance obligations on a relative standalone selling price basis.

•	Recognize revenue as the performance obligations are satisfied. Revenue is recognized when transfer of control of the promised goods or services has occurred. This is either at a point in time or over time.

Revenue is deferred for any performance obligations in which payment is received or due prior to the transfer of control of the good or service.

Equipment – For the N&C and CPE segments, the Company provides customers with equipment that can be placed within various stages of a broadband system that enable delivery of telephony, video and high-speed data as well as outside plant construction and maintenance equipment. For the Enterprise segment, equipment sales include products for wireless and wired connections to data networks. For equipment sales, revenue is recognized when control of the product has transferred to the customer. This is generally at a point in time when products have been shipped, right to payment has normally been obtained, and risk of loss has been transferred. Additionally, based on historical experience, ARRIS has established reliable estimates related to sales returns and other allowances for discounts. These estimates are recorded as a reduction to revenue at the time the revenue is recognized.

ARRIS’s equipment deliverables typically include proprietary operating system software, which isn’t considered separately identifiable. Therefore, ARRIS’s equipment deliverables are considered one distinct performance obligation.

Multiple Performance Obligation Arrangements – Certain customer transactions may include multiple performance obligations based on the bundling of equipment, software and services. When a multiple performance obligation arrangement exists, the transaction price is allocated to the performance obligations, and revenue is recognized on a relative standalone selling price basis upon transfer of control.

To determine the standalone selling price (“SSP”), the Company first looks to establish SSP through an observable price when the good or service is sold separately in similar circumstances. If SSP cannot be established through an observable price, the Company will estimate the SSP considering market conditions, customer specific factors, and customer class. The Company usually uses a combination of approaches to estimate SSP.

Software Sold Without Tangible Equipment – ARRIS sells functional intellectual property (“IP”) licenses that typically do not meet the criteria to be recognized over time. Revenue from a functional IP license is most commonly recognized upon delivery of the license/software to the customer.

Standalone Services – Installation, training, and professional and support services are recognized as control of the services transfer to the customer. This is either over time or at a point in time depending on the promises in the arrangement and the timing of when the customer is able to direct the use of and obtain substantially all of the remaining benefits from the services provided. Each performance obligation that is recognized over time will be measured based on progress to complete satisfaction of the performance obligation. The objective when measuring progress is to depict our performance in transferring control of the goods or services. Based on specific facts and circumstances we use output methods (milestones reached, time elapsed, units produced) or input methods (resources consumed, labor hours expended, costs incurred relevant to the entire project). The support services will be recognized over time using a time elapsed method (i.e. ratably).

Incentives – Customer incentive programs that include consideration, primarily rebates/credits to be used against future product purchases and certain volume discounts, are classified as variable consideration and reduce the overall transaction price.

Value Added Resellers (VAR) – ARRIS recognizes revenue upon transfer of control of the goods or services to the VAR. Product returns are restricted and estimable.

Retail – Some of our product is sold through retail channels, which may include provisions involving a right of return. Upon shipment of the product, we reduce the transaction price for an estimate of potential future product returns related to current period product revenue. Management analyzes historical returns, channel inventory levels, and current economic trends related to our products when evaluating the adequacy of the allowance for sales returns. When applicable, the transaction price on these product shipments is reduced for estimated price protection and sales incentives.

Disaggregation of Revenue

The following table summarizes the revenues from contracts with customers by major product line for the three months ended March 31, 2018 (in thousands):

CPE:
Broadband CPE products	$323,285
Video CPE products	551,941

Sub-total	875,226

Network & Cloud:
Networks products	453,001
Software and services	85,263

Sub-total	538,264

Enterprise Networks:
Enterprise Networks products	169,914
Other:
Other	(5,694)

Total net revenues	$1,577,710

Customer Premises Equipment — The CPE segment’s product solutions include Broadband products, such as DSL and DOCSIS gateways and modems, and Video products, such as video gateways, clients and set-tops, that enable service providers to offer voice, video and high-speed data services to residential and business subscribers.

Network & Cloud — The N&C segment’s product solutions include cable modem termination system, video infrastructure, distribution and transmission equipment and cloud solutions that enable facility-based service providers to construct a state-of-the-art residential and metro distribution network. The portfolio also includes a full suite of global services that offer technical support, professional services and system integration offerings to enable solutions sales of ARRIS’s end-to-end product portfolio.

Enterprise Networks — The Enterprise Networks segment focuses on enabling constant, wireless and wired connectivity across complex and varied networking environments. It offers dedicated engineering, sales and marketing resources to serve customers across a spectrum of enterprises—including hospitality, education, smart cities, government, venues, service providers and more.

The following table summarizes the revenues from contracts with customers by geographic areas for the three months ended March 31, 2018 (in thousands):

	CPE	N&C	Enterprise	Other (1)	Total
Domestic – U.S.	$473,764	$326,973	$95,716	$(3,203)	$893,250
Americas, excluding U.S.	155,863	93,852	5,852	3	255,570
Asia Pacific	22,102	55,755	29,625	—	107,482
EMEA	223,497	61,684	38,721	(2,494)	321,408

Total international	401,462	211,291	74,198	(2,491)	684,460

Total net revenues	$875,226	$538,264	$169,914	$(5,694)	$1,577,710

(1)	Adjustments related acquisition accounting impacts related to deferred revenue and the warrant program

Impact of New Revenue Guidance on Financial Statement Line Items

The following table compares the reported condensed balance sheet and statement of operations, as of and for the three months ended March 31, 2018, to the pro-forma amounts had the previous guidance been in effect (in thousands):

	As reported March 31, 2018	Pro forma – as if previous accounting guidance was in effect
Balance Sheets
Assets
Unbilled receivable	$26,005	$17,572
Other current assets	172,993	172,929
Deferred income taxes	131,417	128,786
Liabilities
Deferred revenue (current and non-current)	$199,781	$207,915

	As reported for the three months ended March 31, 2018	Pro forma – as if previous accounting guidance was in effect
Statements of Operations
Revenues
Net sales	$1,577,710	$1,561,143
Costs and expenses
Cost of sales	$1,102,027	$1,102,091
Income tax expense	3,489	6,120
Consolidated net loss	(17,032)	(36,294)
Net loss attributable to non-controlling interest	(3,432)	(3,590)
Net loss attributable to ARRIS International plc	(13,600)	(32,704)
Net loss per ordinary share:
Basic	$(0.07)	$(0.18)
Diluted	$ (0.07)	$(0.18)

Pro-forma net sales were $16.5 million lower than actual net sales in the statements of operations, largely due to license revenue that is currently being recognized upon delivery of the license as opposed to recognizing ratably over the license term.

Other

Contract Assets and Liabilities – When payments from customers are received in advance of performance, the Company records a contract liability (deferred revenue). When the Company fulfills performance obligations prior to being able to invoice the customer, a contract asset (unbilled receivables) is recorded. Additionally, the balances for these are calculated at the contract level on a net basis.

The following table summarizes the opening and closing balances of the respective consolidated balance sheet accounts and the adjustments that were made to the consolidated balance sheets as of March 31, 2018 (in thousands).

	Opening balance, as adjusted January 1, 2018	Adjustment	Ending balance, as reported March 31, 2018
Unbilled receivables	$14,837	$11,218	$26,005
Deferred revenue (current and non-current)	$168,757	$31,024	$199,781
Revenue recognized in the period from amounts included in deferred revenue at the beginning of the period		$43,611

The changes in the contract asset account relate to license revenue is now being recognized upon delivery instead of being recognized ratably over the license term. The other portion of the change resulted in a higher professional service accrual as of March 31, 2018 than as of December 31, 2017, as result of revenue recognition as services are performed as opposed to end of contract.

As of the end of the current reporting period, the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied that have a duration of one year or more was $56.0 million. The majority of ARRIS’ contracts that have performance obligations that are unsatisfied are part of contracts have a duration of one year or less.

Practical Expedients

Sales commissions are incremental contract acquisition costs which are expected to be recovered. The Company has elected to recognize these expenses as incurred due to the amortization period of these costs being one year or less.

Costs to obtain or fulfill a contract are incremental costs that are expected to be recovered. The Company has elected to recognize these expenses as incurred due to the amortization period of these costs being one year or less. Costs to obtain a contract that would have been incurred regardless of whether the contract was obtained are recognized in expense when incurred.

The Company has elected not to adjust the promised amount of consideration for the effects of a significant financing component as it expects, at contract inception, that the period between when ARRIS transfers a promised good or service to a customer, and when the customer pays will be one year or less.

The Company has elected the expedient which states an entity does not need to evaluate whether shipping and handling activities are promised services to its customers. If revenue is recognized for the related good before the shipping and handling activities occur, the related costs of those shipping and handling activities are accrued.

The Company has also elected to exclude from the transaction price certain types of taxes collected from a customer and remitted to a third-party (e.g., governmental agency), including sales, use and value-added taxes. As a result, revenue is presented net of these taxes.

Additionally, the Company has elected for contracts that were modified before the beginning of the earliest reporting period to reflect the aggregate effect of all modifications when identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price.

Note 4. Business Acquisition

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

The preliminary estimated goodwill of $380.1 million arising from the acquisition is attributable to the strategic opportunities and synergies that are expected to arise from the acquisition of Ruckus Networks and the workforce of the acquired business. Goodwill has been preliminarily assigned to our new Enterprise reporting unit as of March 31, 2018. The Company will finalize the assignment during the measurement period. A small portion of the goodwill is expected to be deductible for income tax purposes.

The following table summarizes the fair value of consideration transferred for Ruckus Networks (in thousands):

Cash consideration	$779,743
Estimated working capital adjustments	(16,371)
Non-cash consideration (1)	(2,359)

Total consideration transferred	$761,013

(1)	Non-cash consideration represents a $2.4 million settlement of preexisting payables and receivables between Ruckus Networks and ARRIS.

Total consideration excludes $61.5 million paid for the cash settlement of stock-based awards for which vesting was accelerated as contemplated in the purchase agreement. This was expensed in the fourth quarter of 2017.

The following is a summary of the estimated fair values of the net assets acquired (in thousands):

	Amounts Recognized as of Acquisition Date (a)	Adjustments	Amounts Recognized as of Acquisition Date (as adjusted)
Total estimated consideration transferred	$761,013	$—	$761,013
Cash and cash equivalents	18,958	—	18,958
Accounts receivable, net	32,940	(293)	32,647
Inventories	48,897	(461)	48,436
Prepaids & other	4,836	(772)	4,064
Property, plant & equipment	33,500	2,014	35,514
Intangible assets	472,500	(71,600)	400,900
Other assets	39,528	—	39,528
Accounts payable and accrued liabilities	(17,216)	2,350	(14,866)
Other current liabilities	(9,666)	(2,945)	(12,611)
Deferred revenue	(47,718)	970	(46,748)
Noncurrent deferred income tax liabilities	(92,233)	7,426	(84,807)
Other noncurrent liabilities	(41,347)	1,265	(40,082)

Net assets acquired	442,979	(62,046)	380,933

Goodwill	$318,034	62,046	$380,080

(a)	As previously reported as of December 31, 2017

As a result of measurement period changes for intangible assets, the Company recorded a decrease of $1.5 million to previously recorded amortization for the fourth quarter of 2017. These adjustments have been recorded prospectively in the first quarter of 2018.

The acquisition was accounted for using the acquisition method of accounting, which requires, among other things, that the assets acquired and liabilities assumed be recognized at their acquisition date fair values, with any excess of the consideration transferred over the estimated fair values of the identifiable net assets acquired recorded as goodwill. The accounting for the business combination is based on currently available information and is considered preliminary. The Company has not received a final valuation report from the independent valuation expert for acquired property, plant and equipment and intangible assets. In addition, the Company is still gathering information about income taxes and deferred income tax assets and liabilities, accounts receivables, warranty obligations, other assets and accrued liabilities based on facts that existed as of the date of the acquisition. The final accounting for the business combination may differ materially from that presented in these unaudited consolidated financial statements.

The $400.9 million of acquired intangible assets are comprised of the following (in thousands):

	Preliminary Estimated Fair value	Estimated Weighted Average Life (years)
Technology and patents	$192,700	6.0
Customer contracts and relationships	119,300	10.0
In-process research and development	18,000	indefinite
Tradenames	39,700	indefinite
Trademarks and tradenames	9,600	10.0
Backlog	21,600	0.3

Total estimated fair value of intangible assets	$400,900

The fair value of trade accounts receivable is $32.6 million with the gross contractual amount being $33.8 million. The Company expects $1.2 million to be uncollectible.

The Company incurred acquisition related costs of $0.2 million during the three months ended March 31, 2018. This amount was expensed by the Company as incurred and is included in the Consolidated Statement of Operations in the line item titled “Integration, acquisition, restructuring and other costs”.

The Ruckus Networks business contributed revenues of approximately $169.9 million to our consolidated results for the three months ended March 31, 2018.

Note 5. Goodwill and Intangible Assets

Goodwill

As of March 31, 2018, the Company has preliminarily recorded goodwill of $380.1 million related to the Ruckus Networks acquisition. The Company is in the process of assigning the assets and liabilities acquired to each of its identified reporting units and as such, the determination of this goodwill by reporting unit is incomplete as of March 31, 2018. The Company intends to finalize the assignment of the goodwill from the Ruckus Networks acquisition during fiscal year 2018.

The changes in the carrying amount of goodwill for the year to date period ended March 31, 2018 are as follows (in thousands):

	CPE	N & C	Enterprise	Total
Goodwill	1,386,680	1,003,654	318,034	2,708,368
Accumulated impairment losses	—	(429,856)	—	(429,856)

Balance as of December 31, 2017	$1,386,680	$573,798	$318,034	$2,278,512

Changes in year 2018:
Goodwill acquired, net	—	—	62,046	62,046
Impairment	—	(3,400)	—	(3,400)
Other	(338)	—	—	(338)

Balance as of March 31, 2018	$1,386,342	$570,398	$380,080	$2,336,820
Goodwill	1,386,342	1,003,654	380,080	2,770,076
Accumulated impairment losses	—	(433,256)	—	(433,256)

Balance as of March 31, 2018	$1,386,342	$570,398	$380,080	$2,336,820

During the three months ended March 31, 2018, the Company recorded partial impairment of goodwill of $3.4 million related to our Cloud TV reporting unit, of which $1.2 million is attributable to the noncontrolling interest. This impairment was a result of the indirect effect of a change in accounting principle related to the adoption of new accounting standard Revenue from Contracts with Customers, resulting in changes in the composition and carrying amount of the net assets of our Cloud TV reporting unit. The partial impairment was included in impairment of goodwill on the Consolidated Statements of Operations.

Intangible Assets

The gross carrying amount and accumulated amortization of the Company’s acquired intangible assets as of March 31, 2018 and December 31, 2017 are as follows (in thousands):

	March 31, 2018			December 31, 2017
	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value
Definite-lived intangible assets:
Customer relationships	$1,691,511	$821,766	$869,745	$1,672,470	$780,655	$891,815
Developed technology, patents & licenses	1,449,900	825,996	623,904	1,521,893	771,200	750,693
Trademarks, trade and domain names	74,572	47,365	27,207	87,472	41,885	45,587
Backlog	21,600	20,957	643	35,000	5,833	29,167

Sub-total	$3,237,583	$1,716,084	$1,521,499	$3,316,835	$1,599,573	$1,717,262

Indefinite-lived intangible assets:
Tradenames	39,700	—	39,700	—	—	—
In-process research and development	22,100	—	22,100	54,100	—	54,100

Sub-total	61,800	—	61,800	54,100	—	54,100

Total	$3,299,383	$1,716,084	$1,583,299	$3,370,935	$1,599,573	$1,771,362

As of March 31, 2018, the Company preliminarily recorded intangible assets (other than goodwill) of $400.9 million related to the Ruckus Networks acquisition.

Amortization expense is reported in the consolidated statements of operations within cost of sales and operating expenses. The following table presents the amortization of acquired intangible assets (in thousands):

	Three Months Ended March 31,
	2018	2017
Cost of sales	$890	$711
Selling, general & administrative expense	997	949
Amortization of acquired intangible assets (1)	114,708	93,646

Total	$116,595	$95,306

(1)	Reflects amortization expense for the intangible assets acquired through business combinations.

The estimated total amortization expense for finite-lived intangibles for each of the next five fiscal years is as follows (in thousands):

2018 (for the remaining nine months)	$261,272
2019	317,019
2020	305,224
2021	170,437
2022	134,133
Thereafter	333,414

Note 6. Investments

ARRIS’s investments consisted of the following (in thousands):

	As of March 31, 2018	As of December 31, 2017
Current Assets:
Available-for-sale securities	$36,804	$23,874
Noncurrent Assets:
Available-for-sale securities	5,570	5,718
Equity method investments	21,515	22,021
Cost method investments	10,092	10,092
Other investments	32,681	33,251

Total classified as non-current assets	69,858	71,082

Total	$106,662	$94,956

Available-for-sale securities—ARRIS’s investments in debt and marketable equity securities are categorized as available-for-sale and are carried at fair value. Realized gains and losses on available-for-sale securities are included in net income. Unrealized gains and losses on available-for-sale debt securities are included in the Consolidated Balance Sheets as a component of accumulated other comprehensive income (loss).

The amortized costs and fair value of available-for-sale securities were as follows (in thousands):

	March 31, 2018				December 31, 2017
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit (non-U.S.)	$36,804	$—	$—	$36,804	$12,809	$—	$—	$12,809
Corporate bonds	—	—	—	—	11,003	86	(24)	11,065
Corporate obligations	13	—	—	13	13	—	—	13
Money markets	37	—	—	37	38	—	—	38
Mutual funds	86	—	(4)	82	65	14	—	79
Other investments	5,757	175	(494)	5,438	4,941	744	(97)	5,588

Total	$42,697	$175	$(498)	$42,374	$28,869	$844	$(121)	$29,592

The following table represents the breakdown of the available-for-sale investments with gross unrealized losses and the duration that those losses had been unrealized (in thousands):

	March 31, 2018
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Certificates of deposit (non-U.S.)	$36,804	$—	$—	$—	$36,804	$—
Corporate obligations	13	—	—	—	13	—
Money markets	37	—	—	—	37	—
Mutual funds	82	(4)	—	—	82	(4)
Other investments	5,438	(494)	—	—	5,438	(494)

Total	$42,374	$(498)	$—	$—	$42,374	$(498)

	December 31, 2017
	Less than 12 months		12 months or more		Total
	Fair value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Certificates of deposit (non-U.S.)	$12,809	$—	$—	$—	$12,809	$—
Corporate bonds	11,065	(24)	—	—	11,065	(24)
Corporate obligations	13	—	—	—	13	—
Money markets	38	—	—	—	38	—
Mutual funds	79	—	—	—	79	—
Other investments	5,588	(97)	—	—	5,588	(97)

Total	$29,592	$(121)	$—	$—	$29,592	$(121)

As of March 31, 2018, for fixed income securities that were in unrealized loss positions, the Company has determined that (i) it does not have the intent to sell any of these investments, and (ii) it is more likely than not that it will not be required to sell any of these investments before recovery of the entire amortized cost basis.

The sale and/or maturity of available-for-sale securities resulted in the following activity (in thousands):

	Three Months Ended March 31,
	2018	2017
Proceeds from sales	$11,000	$91,885
Gross gains	5	10
Gross losses	—	—

The contractual maturities of the Company’s available-for-sale securities as of March 31, 2018 are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties (in thousands):

	March 31, 2018
	Amortized Cost	Fair Value
Within 1 year	$36,804	$36,804
After 1 year through 5 years	—	—
After 5 years through 10 years	—	—
After 10 years	5,893	5,570

Total	$42,697	$42,374

Other-than-temporary investment impairments—ARRIS evaluates its investments for any other-than-temporary impairment on a quarterly basis considering all available evidence, including changes in general market conditions, specific industry and individual entity data, the financial condition and the near-term prospects of the entity issuing the security, and the Company’s ability and intent to hold the investment until recovery. For the three months ended March 31, 2018, ARRIS concluded that no other-than-temporary impairment losses existed.

For the three months ended March 31, 2017, the Company concluded that one private company had indicators of impairment, as the cost basis exceeded the fair value of the investments resulting in other-than-temporary impairment charges of $2.8 million. These charges are reflected in the Consolidated Statements of Operations.

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

The following table presents the Company’s investment assets (excluding equity and cost method investments) and derivatives measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018
	Level 1	Level 2	Level 3	Total
Certificates of deposit (non-U.S.)	$—	$36,804	$—	$36,804
Corporate obligations	—	13	—	13
Money markets	37	—	—	37
Mutual funds	81	—	—	81
Other investments	—	5,438	—	5,438
Interest rate derivatives — asset derivatives	—	16,890	—	16,890
Interest rate derivatives — liability derivatives	—	(998)	—	(998)
Foreign currency contracts — asset position	—	1,089	—	1,089
Foreign currency contracts — liability position	—	(11,991)	—	(11,991)

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Certificates of deposit (non-U.S.)	$—	$12,809	$—	$12,809
Corporate bonds	—	11,065	—	11,065
Corporate obligations	—	13	—	13
Money markets	38	—	—	38
Mutual funds	79	—	—	79
Other investments	—	5,588	—	5,588
Interest rate derivatives — asset derivatives	—	10,156	—	10,156
Interest rate derivatives — liability derivatives	—	(4,024)	—	(4,024)
Foreign currency contracts — asset position	—	405	—	405
Foreign currency contracts — liability position	—	(8,802)	—	(8,802)

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

During the three months ended March 31, 2018, the Company recorded partial impairment of goodwill of $3.4 million related to our Cloud TV reporting unit, of which $1.2 million is attributable to the noncontrolling interest. During the fourth quarter of 2017, the Company recorded partial impairments of goodwill and indefinite-lived tradenames of $51.2 million and $3.8 million, respectively, acquired in the ActiveVideo acquisition and included as part of the Cloud TV reporting unit, of which $19.3 million is attributable to the noncontrolling interest. See Note 5 Goodwill and Intangible Assets for further discussion.

The Company believes the principal amount of debt as of March 31, 2018 approximated fair value because of interest-bearing rates that are adjusted periodically, analysis of recent market conditions, prevailing interest rates, and other Company specific factors. The Company has classified the debt as a Level 2 item within the fair value hierarchy.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s senior secured credit facilities, which are comprised of (i) a “Term Loan A Facility”, (ii) a “Term Loan A-1 Facility”, (iii) a “Term Loan B-3 Facility”, and (iv) a “Revolving Credit Facility”, have variable interest rates based on LIBOR. (See Note 15 Indebtedness for additional details.) As a result of exposure to interest rate movements, during 2015, the Company entered into various interest rate swap arrangements, which effectively converted $625.0 million of its variable-rate debt based on one-month LIBOR to an aggregate fixed rate of 2.25% plus a leverage-based margin. During 2016, due to additional exposure from the Term Loan A-1 Facility, the Company added additional interest rate swap arrangements which effectively converted $450.0 million of the Company’s variable-rate debt based on one-month LIBOR to an aggregate fixed rate of 0.98% plus a leverage-based margin. Total notional amount of the swaps as of March 31, 2018 was $1,075.0 million and each swap matures on March 31, 2020. During the three months ended March 31, 2018, the Company entered into new forward-starting interest rate swap arrangements which effectively will convert $600.0 million of the Company’s variable-rate debt based on one-month LIBOR to an aggregate fixed rate of 2.46% plus a leverage-based margin for the period beginning March 31, 2020 and ending June 30, 2022. ARRIS has designated these swaps as cash flow hedges, and the objective of these hedges is to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged.

19d

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2018, such derivatives were used to hedge the variable cash flows associated with debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2018, no expense has been recorded related to hedge ineffectiveness by the Company.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Over the next 12 months, the Company estimates that an additional $4.6 million may be reclassified as a decrease to interest expense.

The table below presents the impact the Company’s derivative financial instruments had on Consolidated Statement of Operations (in thousands):

	Location of Gain(Loss) Reclassified from AOCI into Income
		Three months ended March 31,
		2018	2017
Gain Recognized in OCI on Derivatives (Effective Portion)	Interest expense	$9,101	$2,054
Amounts Reclassified from Accumulated OCI into Income (Effective Portion)	Interest expense	305	1,204

The following table indicates the location on the Consolidated Balance Sheets in which the Company’s derivative assets and liabilities designated as hedging instruments have been recognized and the related fair values of those derivatives (in thousands):

	Balance Sheet Location	March 31, 2018	December 31, 2017
Derivatives designated as hedging instruments:
Interest rate derivatives — asset derivatives	Other current assets	5,286	3,590
Interest rate derivatives — asset derivatives	Other assets	11,604	6,566
Interest rate derivatives — liability derivatives	Other accrued liabilities	(870)	(3,053)
Interest rate derivatives — liability derivatives	Other noncurrent liabilities	(128)	(971)

Credit-risk-related Contingent Features

Each of ARRIS’s agreements with its derivative counterparties contains a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. As of March 31, 2018 and December 31, 2017, the fair value of derivatives, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was a net asset position of $15.9 million and $6.1 million, respectively. As of March 31, 2018, the Company has not posted any collateral related to these agreements nor has it required any of its counterparties to post collateral related to these or any other agreements.

Non-designated hedges of foreign currency risk

The Company has U.S. dollar functional currency entities that bill certain international customers in their local currency and foreign functional currency entities that procure in U.S. dollars. ARRIS also has certain predictable expenditures for international operations in local currency. Additionally, certain intercompany transactions are denominated in foreign currencies and subject to revaluation. To mitigate the volatility related to fluctuations in the foreign exchange rates for certain exposures, ARRIS has entered into various foreign currency contracts. As of March 31, 2018, the Company had forward contracts with notional amounts totaling 50 million euros which mature throughout 2018, forward contracts with a total notional amount of 30 million Australian dollars which mature throughout 2018, forward contracts with notional amounts totaling 35 million Canadian dollars which mature throughout 2018, forward contracts with notional amounts totaling 75 million British pounds which mature throughout 2018 and forward contracts with notional amounts totaling 640.9 million South African rand which mature throughout 2018 and 2019.

The Company’s objectives in using foreign currency derivatives are to add stability to foreign currency gains and losses recorded as other expense (income) and to manage its exposure to foreign currency movements. To accomplish this objective, the Company uses foreign currency option and foreign currency forward contracts as part of its foreign currency risk management strategy. The Company’s foreign currency derivative instruments economically hedge certain risk but are not designated as hedges, and accordingly, all changes in the fair value of the instruments are recognized as a loss (gain) on foreign currency in the Consolidated Statements of Operations. The maximum time frame for ARRIS’s derivatives is currently 14 months.

The following table indicates the location on the Consolidated Balance Sheets in which the Company’s derivative assets and liabilities not designated as hedging instruments have been recognized and the related fair values of those derivatives (in thousands):

	Balance Sheet Location	March 31, 2018	December 31, 2017
Derivatives not designated as hedging instruments:
Foreign exchange contracts — asset derivatives	Other current assets	$1,089	$405
Foreign exchange contracts — liability derivatives	Other accrued liabilities	(11,810)	(8,202)
Foreign exchange contracts — liability derivatives	Other non-current liabilities	(181)	(600)

The change in the fair values of ARRIS’s derivatives not designated as hedging instruments recorded in the Consolidated Statements of Operations were as follows (in thousands):

	Three months ended March 31,
	Statement of Operations Location	2018	2017
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Loss on foreign currency	$7,468	$6,707

Note 9. Pension Benefits

Components of Net Periodic Pension Cost (in thousands):

	U.S. Pension Plans		Non-U.S. Pension Plans
	Three months ended March 31,		Three months ended March 31,
	2018	2017	2018	2017
Service cost	$—	$—	$158	$154
Interest cost	345	434	101	113
Return on assets (expected)	(62)	(224)	(68)	(75)
Amortization of net actuarial loss(gain)	253	138	—	—

Net periodic pension cost	$536	$348	$191	$192

Employer Contributions

No minimum funding contributions are required in 2018 under the Company’s U.S. defined benefit plan. During the quarter ended March 31, 2018, the Company made a minimum funding contribution of $1.1 million related to its Taiwan pension plan.

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

Note 10. Guarantees

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

Information regarding the changes in ARRIS’s aggregate product warranty liabilities for the three months ended March 31, 2018 was as follows (in thousands):

Balance at December 31, 2017	$76,089
Accruals related to warranties (including changes in assumptions)	9,043
Settlements made (in cash or in kind)	(10,976)

Balance at March 31, 2018	$74,156

Note 11. Inventories

The components of inventory were as follows, net of reserves (in thousands):

	March 31, 2018	December 31, 2017
Raw material	$157,048	$149,328
Work in process	9,497	5,416
Finished goods	682,524	670,467

Total inventories, net	$849,069	$825,211

Note 12. Property, Plant and Equipment

Property, plant and equipment, at cost, consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Land	$26,652	$68,562
Buildings and leasehold improvements	200,739	205,534
Machinery and equipment	452,675	466,325

	680,066	740,421
Less: Accumulated depreciation	(370,609)	(367,954)

Total property, plant and equipment, net	$309,457	$372,467

In February 2018, the Company announced an agreement to sell its manufacturing facility in New Taipei City, Taiwan, along with certain manufacturing fixed assets. The aggregate consideration for the acquired assets is $81.3 million ($75.0 million for the facility and land, plus $6.3 million for the manufacturing fixed assets). As a condition of sale, the Company will indemnify the buyer for certain environmental obligations up to $7.0 million. The assets have been reclassified as held for sale and were measured at their carrying amount. Total assets held for sale at March 31, 2018 were $57.2 million, which is reported in the Consolidated Balance Sheets as a component of “Other current assets.” The sale is expected to close in the second half of 2018.

Note 13. Restructuring, Acquisition and Integration

Restructuring

The following table represents a summary of and changes to the restructuring accrual, which is primarily composed of accrued severance and other employee costs and contractual obligations that related to excess leased facilities (in thousands):

	Employee severance & termination benefits	Contractual obligations and other	Write-off of property, plant and equipment	Total
Balance at December 31, 2017	$4,379	$3,302	$—	$7,681
Restructuring charges	10,483	95	10	10,588
Cash payments / adjustments	(2,480)	(566)	—	(3,046)
Non-cash expense	—	—	(10)	(10)

Balance at March 31, 2018	$12,382	$2,831	$—	$15,213

Employee severance and termination benefits – In the first quarter of 2018, ARRIS recorded restructuring charges of $10.5 million related to severance and employee termination benefits for 850 employees, including the planned sale of the factory in Taiwan.    This initiative affected all segments. The liability for the plan is expected to be paid in 2018.

In 2017, ARRIS recorded restructuring charges of $13.3 million related to severance and employee termination benefits for 195 employees. This initiative affected all segments. The liability for the plan is expected to be paid in 2018.

In first quarter of 2016, ARRIS completed its acquisition of Pace. ARRIS initiated restructuring plans as a result of the combination that focuses on the rationalization of personnel, facilities and systems across the ARRIS organization. The estimated cost recorded during 2016 was approximately $96.3 million. The restructuring plan affected approximately 1,545 employees across the company. The remaining liability is expected to be settled in 2018.

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

During the year ended December 31, 2017, the Company exited three facilities and recorded a charge of $5.7 million.

Acquisition

During the three months ended March 31, 2018 and 2017, acquisition expenses were approximately $0.2 million and $2.3 million, respectively. These expenses related to the acquisition of the Ruckus Networks and consisted of banker and other fees.

Integration

Integration expenses of approximately $2.9 million and $1.3 million were recorded during the three months ended March 31, 2018 and 2017, respectively, related to integration-related outside services following the Ruckus Networks and Pace acquisitions.

Note 14. Indebtedness

The following is a summary of indebtedness and lease financing obligations (in thousands):

	As of March 31, 2018	As of December 31, 2017
Current liabilities:
Term A loan	$19,550	$19,550
Term A-1 loan	62,500	62,500
Term B-3 loan	5,450	5,450
Lease finance obligation	913	870

Current obligations	88,413	88,370
Current deferred financing fees and debt discount	(4,780)	(4,811)

	83,633	83,559
Noncurrent liabilities:
Term A loan	361,675	366,562
Term A-1 loan	1,156,250	1,171,875
Term B-3 loan	534,100	535,463
Revolver	—	—
Lease finance obligation	60,799	61,032

Noncurrent obligations	2,112,824	2,134,932
Noncurrent deferred financing fees and debt discount	(17,504)	(18,688)

	2,095,320	2,116,244

Total	$2,178,953	$2,199,803

Senior Secured Credit Facilities

On December 20, 2017, the Company entered into a Fourth Amendment (the “Fourth Amendment”) to its Amended and Restated Credit Facility dated June 18, 2015, as previously amended on December 14, 2015, April 26, 2017, and October 17, 2017 (the “Credit Agreement”). The Fourth Amendment provided for a new Term B-3 Loan facility in the principal amount of $542.3 million, the proceeds of which (along with cash on hand) were used to repay in full the existing Term B Loan facility. Under the terms of the Fourth Amendment, the maturity date of the new Term B Loan facility remains April 26, 2024, but the new Term B Loan facility has an interest rate of LIBOR (as defined in the Credit Agreement) plus a percentage ranging from 2.00% to 2.25% for Eurocurrency Loans (as defined in the Credit Agreement) or the prime rate (as determined in accordance with the Credit Agreement) plus a percentage ranging from 1.00% to 1.25% for Base Rate Loans (as defined in the Credit Agreement), in either case depending on ARRIS’s consolidated net leverage ratio. The Fourth Amendment also increased to $500 million the amount of cash that can be used to offset indebtedness in the calculation of the consolidated net leverage ratio for purposes of determining the applicable interest rate. All other material terms of the Credit Agreement remained unchanged.

On October 17, 2017, the Company entered into the Third Amendment and Consent (the “Third Amendment”) to the Credit Agreement. Pursuant to the Third Amendment, ARRIS (i) incurred “Refinancing Term A Loans” of $391 million, (ii) incurred “Refinancing Term A-1 Loans” of $1,250 million, and (iii) obtained a “Refinancing Revolving Credit Facility” of $500 million, the proceeds of which were used to refinance in full the existing Term A Loans, the existing Term A-1 Loans and the existing Revolving Credit Loans outstanding under the Credit Agreement immediately prior to the effectiveness of the Third Amendment. The existing Term B Loans were not refinanced and remained outstanding.

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

Interest rates on borrowings under the senior secured credit facilities are set forth in the table below.

	Rate	As of March 31, 2018
Term A Loan	LIBOR + 1.75%	3.63%
Term A-1 Loan	LIBOR + 1.75%	3.63%
Term B-3 Loan	LIBOR + 2.25%	4.13%
Revolving Credit Facility (1)	LIBOR + 1.75%	Not Applicable

(1)	Includes unused commitment fee of 0.30% and letter of credit fee of 1.75% not reflected in interest rate above.

The Credit Agreement provides for adjustments to the interest rates paid on the Term A Loan, Term A-1 Loan, Term B-3 Loan and Revolving Credit Facility based upon the achievement of certain leverage ratios.

Borrowings under the senior secured credit facilities are secured by first priority liens on substantially all of the assets of ARRIS and certain of its present and future subsidiaries who are or become parties to, or guarantors under, the Credit Agreement governing the senior secured credit facilities. The Credit Agreement provides terms for mandatory prepayments and optional prepayments and commitment reductions. The Credit Agreement also includes events of default, which are customary for facilities of this type (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all amounts outstanding under the credit facilities may be accelerated. The Credit Agreement contains usual and customary limitations on indebtedness, liens, restricted payments, acquisitions and asset sales in the form of affirmative, negative and financial covenants, which are customary for financings of this type, including the maintenance of a minimum interest coverage ratio and a maximum leverage ratio. As of March 31, 2018, ARRIS was in compliance with all covenants under the Credit Agreement.

During the three months ended March 31, 2018, the Company made mandatory payments of approximately $21.9 million related to the senior secured credit facilities.

Other

As of March 31, 2018, the scheduled maturities of the contractual debt obligations for the next five years are as follows (in thousands):

2018 (for the remaining nine months)	$65,625
2019	87,500
2020	87,500
2021	87,500
2022	1,297,738
Thereafter	513,662

Note 15. Segment Information

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

As of January 1, 2018, the Company has changed the composition of its measurement of segment profit and loss (direct contribution) used by the Company’s chief operating decision maker. Beginning in 2018, we charge bonus, equity compensation and certain other costs which are now directly aligned with each of our segments within our measurement of segment profit and loss (direct contribution). These costs historically were included as part of “Corporate and Unallocated Costs”. Consequently, our segment information for the 2017 period has been restated to reflect such change.

Our CODM manages the Company under three segments:

•	Customer Premises Equipment (“CPE”) – The CPE segment’s product solutions include set-top boxes, gateways, and subscriber premises equipment that enable service providers to offer voice, video and high-speed data services to residential and business subscribers.

•	Network & Cloud (“N&C”) – The N&C segment’s product solutions include cable modem termination system, video infrastructure, distribution and transmission equipment and cloud solutions that enable facility-based service providers to construct a state-of-the-art residential and metro distribution network. The portfolio also includes a full suite of global services that offer technical support, professional services and system integration offerings to enable solutions sales of ARRIS’s end-to-end product portfolio.

•	Enterprise Networks (“Enterprise”) — The Enterprise segment focuses on enabling constant, wireless and wired connectivity across complex and varied networking environments. It offers dedicated engineering, sales and marketing resources to serve customers across a spectrum of enterprises—including hospitality, education, smart cities, government, venues, service providers and more.

These operating segments were determined based on the nature of the products and services offered. The measures that are used to assess the reportable segment’s operating performance are sales and direct contribution. Direct contribution is defined as gross margin less direct operating expense. The “Corporate and Unallocated Costs” category of expenses include corporate sales and marketing, home office general and administrative expenses. “Corporate and Unallocated Costs” also includes corporate sales and marketing for the CPE and N&C segments. Marketing and sales expense related to the Enterprise segment are considered a direct operating expense for that segment and are not included in the “Corporate and Unallocated Costs.” These expenses are not included in the measure of segment direct contribution and as such are reported as “Corporate and Unallocated Costs” and are included in the reconciliation to income (loss) before income taxes. A measure of assets is not applicable, as segment assets are not regularly reviewed by the CODM for evaluating performance or allocating resources.

The table below represents information about the Company’s reportable segments (in thousands):

	Three months ended March 31,
	2018	2017
Net sales to external customers:
CPE	$875,226	$1,055,056
N&C	538,264	430,436
Enterprise	169,914	—
Other (1)	(5,694)	(2,387)

Total	1,577,710	1,483,105

Direct contribution:
CPE	49,761	108,912
N&C	228,538	112,101
Enterprise	25,528	—

Segment total	303,827	221,013

Corporate and unallocated costs	(159,145)	(121,356)
Amortization of intangible assets	(114,708)	(93,646)
Impairment of goodwill	(3,400)	—
Integration, acquisition, restructuring and other	(13,655)	(10,095)

Operating income (loss)	12,919	(4,084)

Interest expense	22,525	19,683
Loss on investments	527	4,530
Loss on foreign currency	4,833	4,740
Interest income	(1,532)	(1,922)
Other expense (income), net	109	(85)

Loss before income taxes	$(13,543)	$(31,030)

(1)	Adjustments related acquisition accounting impacts related to deferred revenue and the warrant program

The compositions of our corporate and unallocated costs that are reflected in the consolidated statement of operations were as follow (in thousands):

	Three months ended March 31,
	2018	2017
Corporate and unallocated costs:
Cost of sales	$36,798	$14,473
Selling, general and administrative expenses	93,671	83,656
Research and development expenses	28,676	23,227

Total	$159,145	$121,356

Note 16. Sales Information

Revenues from external customers are attributed to individual countries on an end-customer basis, based on domicile of the purchasing entity, if known, or the location of the customer’s headquarters if the specific purchasing entity within the customer is unknown. ARRIS sells a majority its products in the United States. The Company’s non-U.S. revenue is generated from Asia Pacific, Canada, Europe, Middle East and Latin America. Sales to customers outside of United States were approximately 43.4% and 35.4% of total sales for the three months ended March 31, 2018 and 2017, respectively.

The table below set forth our sales based on geography of our customers (in thousands):

	Three months ended March 31,
	2018	2017
U.S.	$893,250	$958,477
Non-U.S.
Americas, excluding U.S.	255,570	292,601
Asia Pacific	107,482	51,915
EMEA	321,408	180,112

Total non-U.S.	$684,460	$524,628

Total sales	$1,577,710	$1,483,105

Note 17. Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for the periods indicated (in thousands, except per share data):

	Three months ended March 31
	2018	2017
Basic:
Net loss attributable to ARRIS International plc.	$(13,600)	$(39,098)

Weighted average shares outstanding	184,805	189,796

Basic loss per share	$(0.07)	$(0.21)

Diluted:
Net loss attributable to ARRIS International plc.	$(13,600)	$(39,098)

Weighted average shares outstanding	184,805	189,796
Net effect of dilutive shares	—	—

Total	184,805	189,796

Diluted loss per share	$(0.07)	$(0.21)

Potential dilutive shares include stock options, unvested restricted and performance awards and warrants.

For the three months ended March 31, 2018 and 2017, all of the equity-based awards were excluded from the computation of diluted earnings per share. These exclusions are made if the Company has net losses, of which have an anti-dilutive effect.

During the three months ended March 31, 2018, the Company issued 1.1 million ordinary shares related to the vesting of restricted shares, as compared to 2.6 million shares for the twelve months ended December 31, 2017.

The warrants have a dilutive effect in those periods in which the average market price of the shares exceeds the current effective conversion price (under the treasury stock method), and are not subject to performance conditions. There is no vesting in the first quarter of 2018. The dilutive effect of these vested shares was immaterial.

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

Note 18. Income Taxes

ARRIS is subject to the U.K. statutory tax rate and a territorial corporate tax system. The U.K. statutory rate for 2018 is 19% as compared to 19.25% in 2017. The statutory rate in the U.K. decreased from 20% to 19% effective April 1, 2017. The Company’s statutory rate for 2017 represented the blended rate that was in effect for the year ended December 31, 2017 based on the 20% statutory rate that was effective for the first quarter of 2017 and the 19% rate effective for the remainder of 2017. Prior to 2016, ARRIS was subject to the U.S. statutory tax rate of 35% and a worldwide corporate tax system.

The Tax Cuts and Jobs Act of 2017 (the “Act”) enacted on December 22, 2017 introduced significant changes to U.S. income tax law including, but not limited to, a reduction to the U.S. statutory tax rate from 35% to 21%, creation of new taxes on certain foreign-sourced earnings and certain intercompany payments, introduction of limits on interest deductibility, and increased limitations on certain executive compensation. Since the Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected during 2018, ARRIS considers the accounting of the impacts of the Act to be incomplete due to additional work necessary to (1) do a more detailed analysis of historical foreign earnings as well as potential correlative adjustments; (2) determine re-measurement of any changes to deferred tax assets and liabilities associated with any acquisition accounting adjustments made within the acquisition accounting measurement period; (3) assess any forthcoming guidance; and (4) finalize ongoing analysis of final year-end data and tax positions. Any subsequent adjustment to these amounts will be recorded to tax expense in the quarter of 2018 when the analysis is complete.

As the Company obtained and analyzed more information, and interprets the Act and any additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service (IRS), and other standard-setting bodies, the Company may adjust the provisional amounts. Those adjustments may materially affect the provision for income taxes and effective tax rate in the period in which the adjustments are made. The only significant adjustments made in the first quarter of 2018 were a direct result of the acquisition accounting adjustments made during the quarter for fair value adjustments. As a result of the change to the fair value of certain assets and liabilities, the gross deferred tax amounts associated with those assets and liabilities also changed. The fair value adjustments are as of the acquisition date, December 1, 2017, resulting in the gross deferred tax impacts being measured at the applicable enacted tax rate of 35% on that date. These deferred tax impacts were then remeasured to 21% to reflect the enacted rate as of December 22, 2017. As a result of these acquisition accounting measurement period adjustments, the Company recorded discrete tax expense of $2.7 million. No other significant adjustments were made during the first quarter of 2018. The Company will complete the analysis within the measurement period in accordance with Staff Accounting Bulletin No. 118.

The Company reported the following operating results for the periods presented (in thousands):

	Three Months Ended March 31,
	2018	2017
Income (loss) before income taxes	$(13,543)	$(31,030)
Income tax (benefit) expense	3,489	10,001
Effective income tax rate	(25.8)%	(32.2)%

The Company’s effective income tax rate fluctuates based on, among other factors, the level and location of income. The difference between the U.K. federal statutory income tax rate, 19% and 19.25%, respectively, and our effective income tax rate for the 2018 and 2017 periods is primarily due to the benefits of other foreign income tax regimes and the U.S. federal research and development credits.

The Company’s effective income tax rate for the three months ended March 31, 2018 was impacted by $1.8 million of expense related to excess book deductions for stock based compensation, $2.3 million of expense related to changes in permanent reinvestment assertions, $2.7 million of expense related to the effects of tax rate changes in the U.S., offset by $1.3 million of benefit related to the release of uncertain tax positions due to settlement of audits, and $4.2 million of benefit related to an internal restructuring to move certain Ruckus Networks intangible property into the U.S.

The Company’s effective income tax rate for the three months ended March 31, 2017 was impacted by $8.0 million related to the intra-entity sale of an asset, $1.4 million related to the French change in tax rates, $0.4 million related to the exercise of restricted shares, offset by $4.8 million of benefit related to the reversal of over-accrued interest related to uncertain tax positions.

Note 19. Shareholders’ Equity

The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to shareholders of ARRIS International plc and equity attributable to noncontrolling interest (in thousands):

	Ordinary Shares	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total ARRIS International plc stockholders’ equity	Non- controlling Interest	Total stockholders’ equity
Balance, December 31, 2017	$2,768	$3,387,128	$(225,881)	$4,552	$3,168,567	$15,467	$3,184,034
Net loss	—	—	(13,600)	—	(13,600)	(3,432)	(17,032)
Other comprehensive income, net of tax	—	—	—	7,993	7,993	(27)	7,966
Compensation under stock award plans	—	19,256	—	—	19,256	—	19,256
Issuance of ordinary shares and other	15	(13,969)	—	—	(13,954)	—	(13,954)
Repurchase of ordinary shares, net	(14)	—	(24,986)	—	(25,000)	—	(25,000)
Contribution from noncontrolling interest	—	—	—	—	—	1,207	1,207
Cumulative effect adjustment to opening balance (1)	—	—	(1,797)	—	(1,797)	2,694	897

Balance, March 31, 2018	$2,769	$3,392,415	$(266,264)	$12,545	$3,141,465	$15,909	$3,157,374

(1)	Cumulative adjustment related to the adoption of accounting standards, see Note 3 Revenue from Contracts with Customers for additional information.

Note 20. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss) by component, net of taxes (in thousands):

	Available-for sale securities	Derivative instruments	Pension obligations	Cumulative translation adjustments	Total
Balance as of December 31, 2017	$662	$5,589	$(8,993)	$7,243	$4,501
Other comprehensive income before reclassifications	(136)	7,158	—	782	7,804
Amounts reclassified from accumulated other comprehensive income (loss)	(107)	240	29	—	162

Net current-period other comprehensive income (loss)	(243)	7,398	29	782	7,966

Balance as of March 31, 2018	$419	$12,987	$(8,964)	$8,052	$12,467

	Available-for sale securities	Derivative instruments	Pension obligations	Cumulative translation adjustments	Total
Balance as of December 31, 2016	$137	$671	$(6,810)	$9,293	$3,291
Other comprehensive income before reclassifications	96	1,420	—	4,981	6,497
Amounts reclassified from accumulated other comprehensive income (loss)	(3)	832	11	—	840

Net current-period other comprehensive income	93	2,252	11	4,981	7,337

Balance as of March 31, 2017	$230	$2,923	$(6,799)	$14,274	$10,628

Note 21. Repurchases of ARRIS Shares

The table below sets forth the purchases of ARRIS shares for the quarter ended March 31, 2018:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
January 2018	16,673	$25.97	—	225,000
February 2018	986,174	$25.35	986,174	200,000
March 2018	510,026	$26.55	—	500,000

(1)	An aggregate of 526,699 shares shown in the table above were subject to equity awards that were cancelled for cash to satisfy employee minimum tax withholding obligations that arose on the vesting of the applicable restricted stock units.

Upon completing the combination in connection with the Pace acquisition, ARRIS International plc conducted a court-approved process in accordance with section 641(1)(b) of the U.K. Companies Act 2006, pursuant to which the Company reduced its stated share capital and thereby increased its distributable reserves or excess capital out of which ARRIS may legally pay dividends or repurchase shares. Distributable reserves are not linked to a U.S. GAAP reported amount.

In 2016, the Company’s Board of Directors approved a $300 million share repurchase authorization replacing all prior programs. In early 2017, the Board authorized an additional $300 million for share repurchases, and authorized an additional $300 million for repurchases again in March 2018.

During the first quarter of 2018, the Company repurchased 1.0 million shares of its ordinary shares for $25.0 million at an average share price of $25.33. The remaining authorized amount for share repurchases under this plan was $500.0 million as of March 31, 2018. Unless terminated earlier by a Board resolution, this new plan will expire when ARRIS has used all authorized funds for repurchase. However, U.K. law also generally prohibits a company from repurchasing its own shares through “off market purchases” without prior approval of shareholders when such company is not traded on a recognized investment exchange in the U.K. This shareholder approval lasts for a maximum period of five years. Prior to and in connection with the Pace combination, the Company obtained approval to purchase its own shares. This authority to repurchase shares terminates in January 2021, unless otherwise reapproved by the Company’s shareholders.

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

Overview

ARRIS is a global leader in entertainment, communications and networking technology. Our mission is to “redefine connectivity” in a rapidly evolving global communications industry. Our innovative offerings combine hardware, software, and services to enable advanced video experiences and constant connectivity featuring high bandwidth, speeds and reliability. Our products and services are utilized by the world’s leading service providers, commercial enterprises and the hundreds of millions of people they serve.

We are headquartered in Suwanee, Georgia and operate in three business segments: Customer Premises Equipment (“CPE”), Network & Cloud (“N&C”) and Enterprise Networks (“Enterprise”). We enable service providers including cable, telephone, and digital broadcast satellite operators and media programmers to deliver media, voice, and IP data services and Wi-Fi to their subscribers and enable enterprises to experience constant, wireless and wired connectivity across complex and varied networking environments. We are a leader in set-tops, digital video and IPTV distribution systems, broadband access infrastructure platforms, associated data and voice CPE and wired and wireless enterprise networking. Our solutions are complemented by a broad array of services including technical support, repair and refurbishment, and system design and integration.

Comparisons to our prior period results are impacted by the acquisition of Ruckus Networks on December 1, 2017.

Business and Financial Highlights

Business Highlights

•	We have made significant progress in the integration of the Ruckus business operations, which were acquired in December of 2017.

•	Revenues increased with the inclusion of Enterprise sales and strong sales in N&C, primarily for CMTS products, which were offset by a decline in CPE sales.

•	International revenues reflected strong growth as operators invested in broadband and video capabilities and were 43% of total revenues in the first quarter.

•	In the first quarter of 2018, we repurchased approximately 1.0 million ordinary shares for $25.0 million and added $300 million of additional share repurchase authority. Since the end of the first quarter 2018, we have repurchased an additional 0.9 million ordinary shares for $24.0 million

Financial Highlights

•	Sales in the first quarter of 2018 were $1,577.7 million, as compared to $1,483.1 million in the same period in 2017.

•	Gross margin percentage was 30.2% in the first quarter of 2018, which compares to 22.7% in the first quarter of 2017. The increase in the margin reflects higher sales and change in product mix, offset by memory product cost increase in our CPE products.

•	Total operating expenses (excluding amortization of intangible assets, impairment of goodwill, integration, acquisition, restructuring charges and other costs) in the first quarter of 2018 were $331.0 million, as compared to $237.6 million in the same period last year. The increase primarily reflects the incremental expense associated with our acquisition of Ruckus Networks.

•	We ended the first quarter of 2018 with $543.0 million of cash, cash equivalents and marketable security investments. We generated approximately $95.9 million of cash from operating activities in the first quarter of 2018.

•	We ended the first quarter of 2018 with long-term debt of $2,139.5 million, at face value, the current portion of which is $87.5 million. We made mandatory payments of $21.9 million in the first quarter of 2018.

Comparison of Operations for the Three Months Ended March 31, 2018 and 2017

Net Sales

The table below sets forth our net sales for each of our segments (in thousands, except percentages):

	Net Sales		Increase (decrease) between periods
	Three months ended March 31,		2018 vs. 2017
	2018	2017	$	%
Business Segment:
CPE	$875,226	$1,055,056	$(179,830)	(17.0)%
N&C	538,264	430,436	107,828	25.1%
Enterprise	169,914	—	169,914	100%
Other (1)	(5,694)	(2,387)	(3,307)	(138.5)%

Total sales	$1,577,710	$1,483,105	$94,605	6.4%

(1)	Adjustments related acquisition accounting impacts related to deferred revenue and the warrant program

The table below sets forth sales based on geography of our customers (in thousands, except percentages):

	Net Sales		Increase (decrease) between periods
	Three months ended March 31,		2018 vs. 2017
	2018	2017	$	%
U.S	$893,250	$958,477	$(65,227)	(6.8)%
Non-U.S.
Americas, excluding U.S.	255,570	292,601	(37,031)	(12.7)%
Asia Pacific	107,482	51,915	55,567	107.0%
EMEA	321,408	180,112	141,296	78.4%

Total non-U.S.	684,460	$524,628	159,832	30.5%

Total sales	$1,577,710	$1,483,105	$94,605	6.4%

Customer Premises Equipment Net Sales 2018 vs. 2017

During the three months ended March 31, 2018, sales in the CPE segment decreased $179.8 million, or approximately 17%, as compared to the same period in 2017. The decrease is primarily attributable to lower cable and telco sales in the United States. We anticipate the continued trend towards more broadband CPE sales and less video CPE sales as operators adopt all IP networks.

Network and Cloud Net Sales 2018 vs. 2017

During the three months ended March 31, 2018, sales in the N&C segment increased $107.8 million, or approximately 25.1%, as compared to the same period in 2017. The increase is primary due to increased CMTS product sales.

Enterprise Networks Net Sales 2018 vs. 2017

During the three months ended March 31, 2018, sales in the Enterprise segment were $169.9 million. Revenues were not included in the same period of 2017, as the acquisition of Ruckus Networks was in the fourth quarter of 2017.

Gross Margin

The table below sets forth our gross margin (in thousands, except percentages):

	Gross Margin		Increase (decrease) between periods
	Three months ended March 31,		2018 vs. 2017
	2018	2017	$ %
Gross margin dollars	$475,683	$337,257	$138,426	41.0%
Gross margin	30.2%	22.7%	7.5

During the three months ended March 31, 2018, gross margin dollars increased as a result of the Ruckus Networks acquisition and a change in product mix. The Ruckus Networks acquisition impacted gross margin for 2018, due to a proportionately higher average gross margin than the historic ARRIS business. We also had higher sales of CMTS licenses which have higher margins than the average. This increase is offset by continued pressure on gross margin relating to memory pricing and other component costs, particularly in the CPE segment which are expected to continue in the near term and could make it difficult to return to historical gross margin levels. In addition, the gross margin for the three months ended March 31, 2018 included $17.0 million of increased costs associated with writing up the historic cost of the Ruckus Networks inventory to fair value at the date of acquisition (subsequently increasing cost of sales).

Operating Expenses

The table below provides detail regarding our operating expenses (in thousands, except percentages):

	Operating Expenses		Increase (decrease) between periods
	Three months ended March 31,		2018 vs. 2017
	2018	2017	$	%
Selling, general and administrative	$161,204	$104,638	$56,566	54.1%
Research and development	169,797	132,962	36,835	27.7%
Amortization of intangible assets	114,708	93,646	21,062	22.5%
Impairment of goodwill	3,400	—	3,400	100%
Integration, acquisition, restructuring and other	13,655	10,095	3,560	35.3%

Total	$462,764	$341,341	$121,423	35.6%

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

SG&A expenses increased for the three months ended March 31, 2018 compared to the prior year as a result of the inclusion of incremental expense related to our acquisition of Ruckus Network.

Research & Development, or R&D, Expenses

R&D expenses consist primarily of personnel expenses, payments to suppliers for design services, product certification expenditures to qualify our products for sale into specific markets, prototypes, other consulting fees and reasonable allocations of our information technology and corporate facility costs. R&D expenses are recognized as they are incurred.

During the three months ended March 31, 2018, R&D expenses increased as compared to the same period in 2017. The increase is primarily the result of the inclusion of incremental expenses related to our acquisition of Ruckus Networks.

Amortization of Intangible Assets

Our intangible amortization expense relates to finite-lived intangible assets primarily acquired in business combinations. Intangibles amortization expense for the three months ended March 31, 2018 and 2017 was $114.7 million and $93.6 million, respectively. The increase is primarily due to the incremental amortization expense from acquired intangibles associated with the Ruckus Networks acquisition. In the second quarter of 2018, we anticipate a decline in amortization of $28 million, as certain intangible assets have become fully amortized.

Impairment of Goodwill

During the three months ended March 31, 2018, we recorded partial impairment of goodwill of $3.4 million from our Cloud TV reporting unit, of which $1.2 million is attributable to the noncontrolling interest. This impairment was as a result of the indirect effect of a change in accounting principle related to the adoption of new accounting standard Revenue from Contracts with Customers, resulting in changes in the composition and carrying amount of the net assets of our Cloud TV reporting unit.

Integration, Acquisition, Restructuring and Other

During the three months ended March 31, 2018 and 2017, we recorded integration, acquisition, restructuring, and other costs of $13.7 million and $10.1 million, respectively.

During the first quarter of 2018, we recorded acquisition related expenses and integration expenses of $3.1 million. These expenses related to the acquisition of Ruckus Networks and consisted of integration related outside services and other fees. Restructuring expense of $10.6 million was recorded during the three months ended March 31, 2018. The restructuring plan affected approximately 850 employees across the company, including the planned sale of our factory in Taiwan.

During the first quarter of 2017, we recorded acquisition related expenses and integration expenses of $3.6 million. These expenses related to the pending acquisition of Ruckus Networks and consisted primarily of banker fees and other fees. We also recorded restructuring charges of $6.5 million related to employee termination benefits, voluntary retirement offering and facility closures.

Direct Contribution

Beginning in 2018, certain costs previously recorded or classified as part of “Corporate and Unallocated Costs”, including bonus, equity compensation and certain other direct costs are now reported within each operating segment. Consequently, our segment information for the 2017 period has been restated to reflect such change.

The table below sets forth our direct contribution, which is defined as gross margin less direct operating expenses (in thousands, except percentages).

	Direct Contribution		Increase (decrease) between periods
	Three months ended March 31,		2018 vs. 2017
	2018	2017	$	%
Business Segment:
CPE	$49,761	$108,912	$(59,151)	(54.3)%
N&C	228,538	112,101	116,437	103.9%
Enterprise	25,528	—	25,528	100%

Total	$303,827	$221,013	$82,814	37.5%

Customer Premises Equipment Direct Contribution 2018 vs. 2017

During the three months ended March 31, 2018, the CPE segment direct contribution decreased by approximately $59.2 million, or 54.3%, as compared to the same period in 2017. The direct contribution was negatively impacted by lower sales and product mix, as well as lower gross margin. Memory pricing and component costs continued to depress gross margins. Our CPE reporting unit has approximately $1.4 billion of goodwill as of March 31, 2018. The estimated fair value of our CPE reporting unit is closely aligned with the ultimate amount of revenue and operating income that it achieves, and while we continue to believe that the CPE reporting unit fair value is in excess of its carrying value, a prolonged or continued erosion in the direct contribution in the CPE segment could result in an impairment of goodwill associated with this business.

Network and Cloud Direct Contribution 2018 vs. 2017

During the three months ended March 31, 2018, direct contribution in our N&C segment increased by approximately $116.4 million, or 103.9%, as compared to the same period in 2017. The increase was primarily attributable to higher sales and the mix of product, including the sale of more CMTS products, in-particular licenses.

Enterprise Networks Direct Contribution 2018 vs. 2017

During the three months ended March 31, 2018, direct contribution in our Enterprise segment was approximately $25.5 million.

Corporate and Unallocated Costs

There are expenses that are not included in the measure of segment direct contribution and as such are reported as “Corporate and Unallocated Costs” and are included in the reconciliation to income (loss) before income taxes. The “Corporate and Unallocated Costs” category of expenses includes corporate sales and marketing, and home office general and administrative expenses. “Corporate and Unallocated Costs” also includes corporate sales and marketing for the CPE and N&C segments. Marketing and sales expense related to the Enterprise segment are considered a direct operating expense for that segment and is not included in the “Corporate and Unallocated Costs.”

The composition of our corporate and unallocated costs that are reflected in the consolidated statement of operations were as follows (in thousands, except percentages):

	Direct Contribution		Increase (decrease) between periods
	Three months ended March 31,		2018 vs. 2017
	2018	2017	$	%
Cost of sales	$36,798	$14,473	$22,325	154.3%
Selling, general and administrative	93,671	83,656	10,015	12.0%
Research and development	28,676	23,227	5,449	23.5%

Total	$159,145	$121,356	$37,789	31.1%

During the three months ended March 31, 2018, corporate and unallocated costs increased by approximately $37.7 million, or 31.1%, as compared to the same period in 2017. Included in the cost of sales in 2018 is $17.0 million associated with the step-up in the underlying net book value of Ruckus Networks inventory acquired in the acquisition to fair market value as of the acquisition date. The increase also reflected the inclusion of incremental expense related to our acquisition of Ruckus Network.

Supplemental Information—Adjusted Direct Contribution and Other Costs

In addition to direct contribution, which is our measure of segment profit and loss, executive management has begun using additional measures to evaluate the operating performance of our operating segments. We are using “Adjusted Direct Contribution”, which is defined as direct contribution less allocated facility costs, sales and marketing costs, plus stock-based compensation and depreciation. These costs are allocated to each of our operating segments, based upon expense type using various methods such as revenue, headcount, or actual estimated resource usage.

The table below sets forth our adjusted direct contribution, along with other supplemental costs disclosures:

	Three months ended March 31, 2018
	CPE	N&C	Enterprise	Corporate & Unallocated	Total
Direct contribution	$49,761	$228,538	$25,528	$(159,145)	$144,682
Adjustments:
Allocated costs	(19,621)	(28,492)	(5,553)	53,666	—
Stock compensation expense	5,298	7,771	2,387	3,801	19,257
Depreciation expense	7,716	6,900	3,565	4,698	22,879

Adjusted direct contribution	$43,154	$214,717	$25,927	$(96,980)	$186,818

Other Costs:
Amortization of intangible assets	63,248	25,135	25,510	815	114,708
Impairment of goodwill	—	3,400	—	—	3,400
Integration, acquisition, restructuring, and other costs	—	—	3,066	10,589	13,655

	Three months ended March 31, 2017
	CPE	N&C	Enterprise	Corporate & Unallocated	Total
Direct contribution	$108,912	$112,101	$—	$(121,356)	$99,657
Adjustments:
Allocated costs	(19,131)	(27,815)	—	46,946	—
Stock compensation expense	5,446	8,858	—	5,111	19,415
Depreciation expense	8,533	7,590	—	5,190	21,313

Adjusted direct contribution	$103,760	$100,734	$—	$(64,109)	$140,385

Other Costs:
Amortization of intangible assets	66,343	26,488	—	815	93,646
Integration, acquisition, restructuring, and other costs	1,285	3,678	3,634	1,498	10,095

Other Expense (Income)

The table below provides detail regarding our other expense (in thousands, except percentages):

	Other Expense (Income)		Increase (decrease) between periods
	Three months ended March 31,		2018 vs. 2017
	2018	2017	$	%
Interest expense	$22,525	$19,683	$2,842	14.4%
Loss on investments	527	4,530	(4,003)	(88.4)%
Loss on foreign currency	4,833	4,740	93	2.0%
Interest income	(1,532)	(1,922)	390	20.3%
Other expense	109	(85)	194	228.2%

Total	$26,462	$26,946	$(484)	(1.8)%

Interest Expense

Interest expense includes the amortization of debt issuance costs (deferred finance fees and the debt discounts) related to our term loans and interest expense paid on notes and term loans and other debt obligations. Interest expense for the three months ended March 31, 2018 and 2017 was $22.5 million and $19.7 million respectively.

Loss on Investments

We hold certain investments in equity securities of private and publicly-traded companies and investments in rabbi trusts associated with our deferred compensation plans and certain investments in limited liability companies and partnerships that are accounted for using the equity method of accounting. As such, our equity portion in current earnings of such companies is included in the loss on investments.

During the three months ended March 31, 2018 and 2017, we recorded net losses related to these investments of $0.5 million and $4.5 million, respectively, including impairment charges in 2017.

Loss on Foreign Currency

During the three months ended March 31, 2018 and 2017, we recorded a foreign currency loss of approximately $4.8 million and $4.7 million, respectively. We have U.S. dollar functional currency entities that bill certain international customers or have liabilities payable in their local currency. Additionally, certain intercompany transactions are denominated in foreign currencies and subject to remeasurement. To mitigate the volatility related to fluctuations in the foreign exchange rates, we enter into various foreign currency contracts. The loss (gain) on foreign currency is driven by the fluctuations in the foreign currency exchange rates.

Interest Income

Interest income during the three months ended March 31, 2018 and 2017 was $1.5 million and $1.9 million, respectively. The income reflects interest earned on cash, cash equivalents, and short-term and long-term marketable security investments.

Other (Income) Expense, net

Other (income) expense, net for the three months ended March 31, 2018 and 2017 was $0.1 million and $(0.1) million, respectively.

Income Tax Expense

Our effective income tax rate fluctuates based on, among other factors, the level and location of income. The U.K. statutory rate for 2018 is 19% as compared to 19.25% in 2017. The difference between the U.K. statutory income tax rate of 19% and our effective income tax rate for the 2018 and 2017 periods is primarily due to the benefits of other foreign income tax regimes and the U.S. federal research and development credits. The change in income tax benefit for the three months ended March 31, 2018 was primarily due to a decrease in annual earnings expectations in 2018 compared to 2017.

Our effective income tax rate for the three months ended March 31, 2018 was impacted by $1.8 million of expense related to excess book deductions for stock based compensation, $2.3 million of expense related to changes in permanent reinvestment assertions, $2.7 million of expense related to the effects of tax rate changes in the U.S., offset by $1.3 million of benefit related to the release of uncertain tax positions due to settlement of audits, and $4.2 million of benefit related an internal restructuring to move certain Ruckus Networks intangible property into the U.S.

Our effective income tax rate for the three months ended March 31, 2017 was affected by $8.0 million of expense related to the intra-entity sale of an asset, $1.4 million of expense related to the French change in tax rates, $0.4 million of expense related to the exercise of restricted shares, offset by $4.8 million of benefit related to the reversal of over-accrued interest related to uncertain tax positions.

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

	Three months ended March 31, 2018		Three months ended March 31, 2017
	Amount	Per Diluted Share	Amount	Per Diluted Share
Sales	$1,577,710		$1,483,105
Highlighted items:
Acquisition accounting impacts of deferred revenue	5,694		—
Reduction in revenue related to warrants	—		2,423

Adjusted Sales	$1,583,404		$1,485,528

Net loss attributable to ARRIS International plc	$(13,600)	$(0.07)	$(39,098)	$(0.21)
Highlighted Items:
Impacting gross margin:
Stock compensation expense	3,253	0.02	3,252	0.02
Reduction in revenue related to warrants	—	—	2,423	0.01
Acquisition accounting impacts of deferred revenue	5,694	0.03	—	—
Acquisition accounting impacts of fair valuing inventory	16,971	0.09	908	—
Impacting operating expenses:
Integration, acquisition, restructuring and other costs	13,655	0.07	10,095	0.05
Amortization of intangible assets	114,708	0.61	93,646	0.49
Impairment of goodwill	3,400	0.02	—	—
Stock compensation expense	16,003	0.08	16,163	0.08
Noncontrolling interest share of Non-GAAP adjustments	(2,321)	(0.01)	(804)	—
Impacting other (income)/expense:
Impairment of investments	—	—	2,750	0.01
Remeasurement of deferred taxes	3,697	0.02	2,112	0.01
Impacting income tax expense:
Net tax items	(24,541)	(0.13)	(13,333)	(0.07)

Total highlighted items	150,519	0.80	117,212	0.61

Adjusted net income	$136,919	$0.73	$78,114	$0.40

Weighted average ordinary shares — basic		184,805		189,796

Weighted average ordinary shares — diluted		187,175		192,879

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

Stock Compensation Expense: We have excluded the effect of stock compensation expense in calculating our non-GAAP operating expenses and net income (loss) measures. Although stock compensation is a key incentive offered to our employees, we continue to evaluate our business performance excluding stock compensation expenses. We record non-cash compensation expense related to grants of restricted stock units. Depending upon the size, timing and the terms of the grants, the non-cash compensation expense may vary significantly but will recur in future periods.

Acquisition Accounting Impacts Related to Inventory Valuation: In connection with the accounting related to our acquisitions, business combinations rules require the acquired inventory be recorded at fair value on the opening balance sheet. This is different from historical cost. Essentially, we are required to write the inventory up to end customer price less a reasonable margin as a distributor. We have excluded the resulting adjustments in inventory and cost of sales as the historic and forward gross margin trends will differ as a result of the adjustments. We believe it is useful to understand the effects of this on cost of goods sold and margin.

Integration, Acquisition, Restructuring and Other Costs: We have excluded the effect of acquisition, integration, and other expenses and the effect of restructuring expenses in calculating our non-GAAP operating expenses and net income (loss) measures. We incurred expenses in connection with the ActiveVideo, Pace and Ruckus Networks acquisitions, which we generally would not otherwise incur in the periods presented as part of our continuing operations. Acquisition and integration expenses consist of transaction costs, costs for transitional employees, other acquired employee related costs, and integration related outside services. Restructuring expenses consist of employee severance and abandoned facilities. We believe it is useful to understand the effects of these items on our total operating expenses.

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

Impairment of Goodwill: We have excluded the effect of the estimated impairment of goodwill in calculating our non-GAAP operating expenses and net income (loss) measures. Although an impairment does not directly impact the our current cash position, such expense represents the declining value of the technology that was acquired. We exclude these impairments when significant and they are not reflective of ongoing business and operating results.

Noncontrolling Interest Share of Non-GAAP Adjustments: The joint venture formed for the ActiveVideo acquisition is accounted for by ARRIS under the consolidation method. As a result, the consolidated statements of operations include the revenues, expenses, and gains and losses of the noncontrolling interest. The amount of net income (loss) related to the noncontrolling interest is reported and presented separately in the consolidated statement of operations. We have excluded the noncontrolling share of any non-GAAP adjusted measures recorded by the venture, as we believe it is useful to understand the effect of excluding this item when evaluating our ongoing performance.

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

Net Tax Items: We have excluded the tax effect of the non-GAAP items mentioned above. Additionally, we have excluded the effects of certain tax adjustments related to tax and legal restructuring, state and non-U.S. valuation allowances, benefits for releases of uncertain tax positions due to settlement, change in law or statute of limitations and provision to return differences.

Financial Liquidity and Capital Resources

One of our key strategies is to ensure we have adequate liquidity and the financial flexibility to support our strategy, including acquisitions and share repurchases. In addition to our cash flow activities discussed below, we also focus on key metrics which are summarized in the table below:

	As of March 31, 2018	As of December 31, 2017
	(in thousands, except DSO and Turns)
Cash, cash equivalents, and short-term investments	$543,044	$511,447
Accounts Receivable, net	$1,088,603	$1,218,089
-Days Sales Outstanding	64	63
Inventory, net	$849,069	$825,211
- Turns	5.3	7.2
Term loans at face value	$2,139,525	$2,161,400
Financing lease obligation	$61,712	$61,901

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

Accounts Receivable & Inventory

We use the number of times per year that inventory turns over (based upon sales for the most recent period, or turns) to evaluate inventory management and days sales outstanding, or DSOs, to evaluate accounts receivable management.

Accounts receivable at the end of the first quarter of 2018 decreased as compared to the fourth quarter of 2017, primarily as a result of the timing of purchases by customers.

Inventory increased in 2018 as compared to 2017, reflecting increased supply for certain customers and timing of customer requirements and anticipated demand for certain products, including advance purchases of certain components to insure availability given market conditions for such components.

Term Loans

In the first quarter of 2018, we repaid $21.9 million of our term debt.

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

Share Repurchases

Upon completing the Pace combination, we conducted a court-approved process in accordance with section 641(1)(b) of the U.K. Companies Act 2006, pursuant to which we reduced our stated share capital and thereby increased our distributable reserves or excess capital out of which we may legally pay dividends or repurchase shares. Distributable reserves are not linked to a U.S. GAAP reported amount. In 2016, our Board of Directors approved a $300 million share repurchase authorization replacing all prior programs. In early 2017, the Board authorized an additional $300 million for share repurchases and authorized a further $300 million for repurchases in March 2018. Unless terminated earlier by a Board resolution, this new plan will expire when ARRIS has used all authorized funds for repurchase. The remaining authorized amount for share repurchases under this plan was $500.0 million as of March 31, 2018. However, U.K. law also generally prohibits a company from repurchasing its own shares through “off market purchases” without prior approval of shareholders when such company is not traded on a recognized investment exchange in the U.K. This shareholder approval lasts for a maximum period of five years. Prior to and in connection with the Pace combination, we obtained approval to purchase our own shares. This authority to repurchase shares terminates in January 2021, unless otherwise reapproved by our shareholders.

During the first quarter of 2017, we repurchased 3.3 million ordinary shares for approximately $83.1 million at an average share price of $25.44.

During the first quarter of 2018, we repurchased 1.0 million ordinary shares for approximately $25.0 million at an average share price of $25.35. Since the end of the first quarter, we have repurchased an additional 0.9 million ordinary shares for approximately $23.8 million. The remaining authorized amount for share repurchases under this plan was $476.2 million as of May 1, 2018.

Summary of Current Liquidity Position and Potential for Future Capital Raising

We believe our current liquidity position, where we have approximately $543.0 million of cash, cash equivalents, and short-term investments on hand as of March 31, 2018, together with approximately $498.3 million in availability under our Revolving Credit Facility, and our prospects for continued generation of cash from operations are adequate for our short- and medium-term business needs. Our cash, cash-equivalents and short-term investments as of March 31, 2018 include approximately $354.6 million held by all non-U.S. subsidiaries. Of that amount, $85.4 million was held by non-U.S. subsidiaries legally owned by ARRIS U.S. entities which earnings we expect to reinvest indefinitely outside of the United States. We do not expect to need the cash generated by those non-U.S. subsidiaries to fund our U.S. operations. However, in the unforeseen event that we repatriate cash from those non-U.S. subsidiaries, we may be required to provide for and pay U.S. taxes on permanently repatriated funds.

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

Senior Secured Credit Facilities

For information regarding our credit facilities, see Note 14. Indebtedness of Notes to the Consolidated Financial Statements.

Interest rates on borrowings under the senior secured credit facilities are set forth in the table below. As of March 31, 2018, we had $381.2 million, $1,218.8 million and $539.5 million principal amount outstanding under the Term A Loan, Term A-1 Loan and Term B-3 Loan Facilities. No borrowings under the Revolving Credit Facility and letters of credit totaling $1.7 million are issued under the Revolving Credit Facility.

	Rate	As of March 31, 2018
Term A Loan	LIBOR + 1.75%	3.63%
Term A-1 Loan	LIBOR + 1.75%	3.63%
Term B-3 Loan	LIBOR (1) + 2.25%	4.13%
Revolving Credit Facility (1)	LIBOR + 1.75%	Not Applicable

(1)	Includes unused commitment fee of 0.30% and letter of credit fee of 1.75% not reflected in interest rate above.

The Credit Agreement contains usual and customary limitations on indebtedness, liens, restricted payments, acquisitions and asset sales in the form of affirmative, negative and financial covenants, which are customary for financings of this type, including the maintenance of a minimum interest coverage ratio and a maximum leverage ratio. As of March 31, 2018, we were in compliance with all covenants under the Credit Agreement.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Sources and Uses of Cash

Below is a table setting forth the key line items of our Consolidated Statements of Cash Flows (in thousands):

	Three months ended March 31,
	2018	2017
Cash provided by (used in):
Operating activities	$95,913	$250,060
Investing activities	(20,525)	14,965
Financing activities	(59,812)	(119,420)
Effect of exchange rate changes	3,791	597

Net increase in cash and cash equivalents	$19,367	$146,202

Operating Activities:

Below are the key line items affecting cash provided by operating activities (in thousands):

	Three months ended March 31,
	2018	2017
Consolidated net loss	$(17,032)	$(41,031)
Adjustments to reconcile net loss to cash provided by operating activities	154,236	127,351

Net income including adjustments	137,204	86,320
Decrease in accounts receivable	209,405	292,297
Increase in inventory	(24,397)	(3,152)
Decrease in accounts payable and accrued liabilities	(228,234)	(144,640)
All other, net	1,935	19,235

Cash provided by operating activities	$95,913	$250,060

Consolidated net (loss) income, including adjustments, as per the table above, increased $50.9 million during the first three months of 2018 as compared to 2017. It should be noted that the net income reflected in the first quarter of 2018 includes: 1) turnaround effect of inventory step-up in fair market value of $17.0 million, and 2) inclusion of the acquisition of Ruckus Networks. These items were either not present or were insignificant in the first quarter of 2017.

Accounts receivable decreased by $209.4 million during the first three months of 2018. The decrease was primarily as a result of purchasing and payment patterns of our customers.

Inventory increased by $24.4 million during the first three months of 2018, reflecting increased supply for certain customers and timing of customer requirements and anticipated demand for certain products including advance purchases of certain components to insure availability given market conditions for such components. In the first quarter of 2018, there was a $17.0 million reduction related to turnaround effect of inventory markup in acquisition accounting. We anticipate inventory will decline in 2018.

Accounts payable and accrued liabilities decreased by $228.2 million during the first three months of 2018. The change was a decrease in accounts payable reflecting timing of payments and the payment of annual bonuses.

All other accounts, net, includes the changes in other receivables, income taxes payable (recoverable), and prepaids. The other receivables represent amounts due from our contract manufacturers for material used in the assembly of our finished goods. Unbilled receivables present contract asset for when the Company fulfills performance obligations prior to being able to invoice the customer. The change in our income taxes recoverable account is a result of the timing of the actual estimated tax payments during the year as compared to the actual tax liability for the year. The net change during the first three months of 2018 was approximately $1.9 million as compared to $19.2 million during the same period in 2017.

Investing Activities:

Below are the key line items affecting investing activities (in thousands):

	Three months ended March 31,
	2018	2017
Purchases of investments	$(26,500)	$(55,879)
Sales of investments	11,000	91,885
Purchases of property, plant and equipment	(15,196)	(21,867)
Deposit proceeds for sale of property, plant and equipment	10,000	—
Other, net	171	826

Cash (used in) provided by investing activities	$(20,525)	$14,965

Purchases and sales of investments—Represent purchases and sales of securities and other investments.

Purchases of property, plant and equipment – Represents capital expenditures which are mainly for test equipment, laboratory equipment, and computer and networking equipment and facilities.

Deposit proceeds for sale of property, plant and equipment – Represents a deposit received as prepayment for the pending sale of our manufacturing facility and equipment in Taiwan.

Other, net—Represent dividend proceeds received from equity investments.

Financing Activities:

Below are the key line items affecting our financing activities (in thousands):

	Three months ended March 31,
	2018	2017
Repurchase of shares	$(25,000)	$(83,110)
Repurchase of shares to satisfy employee minimum tax withholdings	(13,976)	(13,754)
Proceeds from issuance of shares, net	22	23
Payment of debt obligations	(21,875)	(22,375)
Payment of financing lease obligation	(190)	(204)
Contribution from noncontrolling interest	1,207	—

Cash used in financing activities	$(59,812)	$(119,420)

Repurchase of shares — Represents the cash used to buy back the Company’s ordinary shares.

Repurchase of shares to satisfy employee minimum tax withholdings—Represents the shares withheld and cancelled for cash, to satisfy the employee minimum tax withholding when restricted stock units vest.

Proceeds from issuance of shares, net – Represents cash proceeds related to the vesting of restricted share units, offset by expenses paid related to issuance of shares.

Payment of debt obligations – Represents the mandatory payment of the term loans under the senior secured credit facilities.

Payment of lease financing obligation — Represents the amortization related to the portion of the sale of building that did not qualify for sale-leaseback accounting.

Contribution from noncontrolling interest — Represents the equity investment contributions by the non-controlling interest in a joint venture formed for the ActiveVideo acquisition.

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

Capital Expenditures

Capital expenditures are made at a level designed to support the strategic and operating needs of the business. ARRIS’s capital expenditures were $15.2 million in the first three months of 2018 as compared to $21.9 million in the first three months of 2017. Management expects to invest approximately $80 million in capital expenditures for the year 2018.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in our Form 10-K for the year ended December 31, 2017, as filed with the SEC. Our critical accounting policies and estimates have not changed in any material respect during the three months ended March 31, 2018, with the exception of Revenue Recognition as a result of adopting the new standard related to revenue recognition. Refer to Note 2 Impact of Recently Adopted Accounting Standards and Note 3 Revenue from Contracts with Customers for additional details.

Forward-Looking Statements

Certain information and statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report, including statements using terms such as “may,” “expect,” “anticipate,” “intend,” “estimate,” “believe,” “plan,” “continue,” “could be,” or similar variations thereof, constitute forward-looking statements with respect to the financial condition, results of operations, and business of ARRIS, including statements that are based on current expectations, estimates, forecasts, and projections about the markets in which we operate and management’s beliefs and assumptions regarding these markets. These and any other statements in this document that are not statements about historical facts are “forward-looking statements.” We caution investors that forward-looking statements made by us are not guarantees of future performance and that a variety of factors could cause our actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. Important factors that could cause results or events to differ from current expectations are described in the risk factors set forth in Item 1A, Part II, “Risk Factors.” These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. In providing forward-looking statements, we expressly disclaim any obligation to update publicly or otherwise these statements, whether as a result of new information, future events or otherwise except to the extent required by law.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes with respect to the information appearing in Part II, Item 7A., “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December  31, 2017.

Item 4. CONTROLS AND PROCEDURES

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

(b) Changes in Internal Control over Financial Reporting. Management, with the participation and supervision of our principal executive officer and principal financial officer evaluated the changes in our internal control over financial reporting that occurred during the most recent fiscal quarter. Except as described below, based on that evaluation, our principal executive officer and principal financial officer concluded, that there had been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During the quarter ended December 31, 2017 we acquired Ruckus Networks and are in the process of integrating the acquired business into our overall internal control over financial reporting process. We expect to include Ruckus Networks in the annual assessment of internal control over financial reporting as of December 31, 2018. In addition, we implemented certain changes to our internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standard related to revenue recognition on our financial statements to facilitate its adoption on January 1, 2018.

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

Due to the nature of our business, we are subject to patent infringement claims, including current suits against us or one or more of our wholly-owned subsidiaries or one or more of our customers who may seek indemnification from us. We believe that we have meritorious defenses to the allegations made in the pending cases and intend to vigorously defend these lawsuits; however, we are unable currently to forecast the ultimate outcome of these or similar matters. In addition, we are a defendant in various litigation matters generally arising out of the normal course of business. Except as described below, we are not party to (nor have indemnification claims been made with respect to) any proceedings that are, or reasonably are expected to be, material to its business, results of operations or financial condition. However, since it is difficult to predict the outcome of legal proceedings, it is possible that the ultimate outcomes could materially and adversely affect our business, financial position, results of operations or cash flows. Accordingly, with respect to these proceedings, we are currently unable to reasonably estimate the possible loss or range of possible loss.

ChanBond v. MSOs, C.A. 15-cv-00848, et al, District of Delaware (RGA). On September 21, 2015, ChanBond filed suit against several MSOs alleging infringement of three U.S. Patents. Certain of our customers have requested that we provide indemnification. ARRIS has filed requests for Inter Partes Review (“IPR”) of the asserted patents. The complaint requests unspecified damages for infringement. To date, no evidence of infringement or damages has been introduced. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify the MSOs and/or pay damages for utilizing certain technology.

Chrimar v. Ruckus Wireless, Inc., C.A. 16-cv-00186, Northern District of California. On July 1, 2015, Chrimar filed suit against Ruckus alleging infringement of four U.S. Patents. The case has been stayed pending IPR proceedings contesting the validity of the patents. Two of these IPRs have resulted in a final written decision invalidating the asserted claims, while two other IPR decisions are expected in the second quarter. The complaint requests unspecified damages for infringement and injunction against future infringement. To date, no evidence of infringement or damages has been introduced. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, we may be required to pay damages for utilizing certain technology.

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

Intellectual Ventures I and II v. AT&T, CenturyLink, C.A. 12-cv-00193, 13-cv-01631, etc. District of Delaware. On February 16, 2012, Intellectual Ventures filed a claim against AT&T alleging infringement of several U.S. patents. Certain of our customers have requested that we provide indemnification. The complaint requests damages for past and future infringement. To date, no evidence of infringement or damages has been introduced. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify AT&T and/or pay damages for utilizing certain technology.

In Re ARRIS Cable Modem Consumer Litigation, C.A. 5:17-cv-01834, Northern District of California. On March 31, 2017, Carlos Reyna, on behalf of himself and others similarly situated filed a putative class action lawsuit against ARRIS alleging that the SB6190 modem which includes the Intel Puma 6 chipset is defective. Other state court complaints have been filed, but are stayed pending the outcome of the California action. The plaintiff alleges violation of the California Song-Beverly Consumer Warranty Act, California Consumer Legal Remedies Act, California False Advertising Law, and California Unfair Competition Law. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, we may be required to pay damages.

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

Rovi et al. v. Comcast et al., C.A. 1:16-cv-09826, Southern District of New York; 337-TA-1001, International Trade Commission. On April 1, 2016, Rovi filed suit against Comcast and several equipment vendors (including ARRIS and Pace) alleging infringement of 15 U.S. patents alleged to cover various program guide technology. On April 6, 2016, Rovi filed a complaint in the International Trade Commission (ITC) alleging infringement of seven U.S. patents (the same as those asserted in the New York suit). The ITC found Comcast in violation of two patents by various remote programming features, while also finding that ARRIS set-top boxes do not infringe the patents. In an example of what we believe is clear administrative authority overreach, the ITC thereby issued an exclusion order against Comcast from causing non-infringing set-top boxes to be imported for use in Comcast’s system. Comcast has removed from its network the remote programming feature held infringing by the ITC, and U.S. Customs and Border Protection has ruled to allow importation of set-top products for use in Comcast’s redesigned network. ARRIS and Comcast are appealing the ITC verdict. Until the matter is resolved, there remains a risk that U.S. Customs and Border Protection improperly applies the ITC’s exclusion order, which could then result in delays on the delivery of ARRIS’s products.

Rovi et al. v. Comcast et al., 337-TA-1103, International Trade Commission. On February 8, 2018, Rovi filed a new complaint in the International Trade Commission (ITC) alleging Comcast infringes eight U.S. patents controlled by Rovi and its affiliates. While ARRIS has been properly excluded from being a party to the complaint, in the event that the ITC finds Comcast to have committed a violation with respect to the patents, and again oversteps its bounds with respect to jurisdiction, ARRIS may be barred from importing set top boxes into the U.S. based on Comcast’s purely domestic activity, over which ARRIS has no control, and which would have a materially adverse impact on our results.

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

TQ Delta v. MSOs, C.A. 15-cv-00611; 15-cv-00615, etc., District of Delaware. On July 17, 2015, TQ Delta filed suit against several MSOs alleging infringement of several U.S. patents. Certain of our customers have requested that we provide indemnification. IPR proceedings have been instituted on all of the patents involved in the suit, and the case has been stayed pending the outcome of those proceedings. To date, the Patent Trial and Appeals Board has ruled the patents are invalid. The complaint requests unspecified damages for past and future infringement. To date, no evidence of infringement or damages has been introduced. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, we may be required to indemnify the MSOs and/or pay damages for utilizing certain technology.

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

XR Communications v. Ruckus Wireless, Inc., XR Communications v. ARRIS, C.A. 4:18-cv-01992, Northern District of California; and 8:18-cv-00192, Central District of California. On April 21, 2017, XR Communications filed suit against Ruckus alleging infringement of three U.S. patents Ruckus acquired in bankruptcy from Vivato Inc. in the Central District of California, which was subsequently transferred to the Northern District of California. On February 2, 2018 XR Communications filed suit against ARRIS alleging infringement of the same three U.S. patents acquired from Vivato. The complaints request unspecified damages for past and future infringement. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to cease using and/or pay damages for utilizing certain technology.

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

From time to time third parties demand that we or our customers enter into license agreements with respect to patents owned, or allegedly owned, by the third parties. Such demands cause us to dedicate time to study the patents and enter into discussions with the third parties regarding the merits and value, if any, of the patents. These discussions, may materialize into license agreements or patent claims asserted against us or our customers. If asserted against our customers, our customers may request indemnification from us. It is not possible to determine the impact of any such demands and the related discussions on ARRIS’s business, results of operations or financial condition.

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

The broadcast and broadband communication systems industry historically has experienced, and continues to experience, the consolidation of many industry participants. For example, Comcast recently announced a bid to acquire Sky, Vodafone announced it would merge its mobile operations in India with Idea Cellular, Wave Broadband announced it was consolidating with RCN under common ownership, Atlantic Broadband/Cogeco announced it would purchase MetroCast, Cable One bought NewWave Communications, T-Mobile US announced plans to acquire TV service provider Layer3, and Cablevision SA (Argentina) announced it would merge with Telecom Argentina SA. When consolidations occur, it is possible that the acquirer will not continue using the same suppliers, possibly resulting in an immediate or future elimination of sales opportunities for us. Even if sales are not reduced, consolidations also could result in delays in purchasing decisions by the affected companies prior to completion of the transaction. Further, even if we believe we will receive additional sales from a customer following a transaction as a result of, for example, typical network upgrades that follow combinations or otherwise, no assurance can be provided that such anticipated sales will be realized. In addition, consolidations can also result in increased pressure from customers for lower prices or better terms, reflecting the increase in the total volume of products purchased or the elimination of a price differential between the acquiring customer and the company acquired. Any of these results could have a material adverse effect on our business.

We have significant indebtedness, which could limit our operations and opportunities, make it more difficult for us to pay or refinance our debts and/or may cause us to issue additional equity in the future, which would increase the dilution of our stockholders or reduce earnings.

As of March 31, 2018, we had approximately $2,139.5 million in total indebtedness and $498.3 million available under our revolving line of credit to support our working capital needs. Our debt service obligations with respect to this indebtedness could have an adverse impact on our earnings and cash flows for as long as the indebtedness is outstanding.

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

Because a significant portion of our customers’ purchases are discretionary, accurately forecasting our sales is difficult. In addition, our customers have increasingly submitted their purchase orders less evenly over the course of each quarter and with shorter lead times than they have historically. The combination of our dependence on relatively few key customers and the award by those customers of irregular but sizeable orders, together with the size of our operations, make it difficult to forecast sales and can result in revenue volatility, which could further result in maintaining inventory levels that are not optimal for our ultimate needs and could have a negative impact on our business.

We also have outstanding warrants with a customer to purchase our ordinary shares. Vesting of the warrants is subject to both the volume of purchases by the customers and product mix. Under applicable accounting guidance, if we believe that vesting of a tranche of the warrants is probable, we are required to mark-to-market the fair value of the warrant until it vests, and any change in the fair value is treated as a change in revenues from sales to the customer. The amount of the change in revenues that will be recorded is difficult to predict as both sales to the customer and changes in our stock price impact the calculation and are outside of our control. As a result, the warrants also could increase our revenue volatility.

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

We import a significant amount of our products and components from our partner manufacturers in China. The Office of the U.S. Trade Representative (the “USTR”) recently proposed a 25% tariff on imports into the U.S. of approximately 1,300 Chinese products with a combined import value of approximately $50 billion. Although some of the products and components we import were included on this list, we do not expect these tariffs, if enacted, to have a material impact on us. However, the USTR has stated that it expects to propose similar tariffs on the import of other Chinese products with an additional combined import value of approximately $100 billion. If our products, in particular our CPE products, are included in the additional tariffs, it could materially negatively impact our financial results as we may be unable to pass the costs of the tariffs on to our customers, or even if we are able to pass the costs on, it is likely to reduce the amount of impacted products that customers in the U.S. will purchase. While we may be able to shift the manufacturing locations for some of these products to locations that would not be subject to the proposed tariffs, manufacturing in such locations may increase our manufacturing costs and it will take time, likely in excess of six months, for us to establish manufacturing in the locations.

As evidenced by the USTR proposed tariffs, the current administration, along with Congress, has created significant uncertainty about the future relationship between the United States and other countries with respect to the trade policies, treaties, taxes, government regulations and tariffs that would be applicable. In addition to the potential direct impact to us of proposed tariffs as discussed above, these developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our access to suppliers or customers and have a material adverse effect on our business, financial condition and results of operations.

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

Our business operations are subject to taxation in the U.S., U.K., Luxembourg and a number of other jurisdictions. Changes in tax laws or tax rulings, or changes in interpretations of existing laws, could materially affect our financial position and results from operations. Recently, the U.S. Congress, the Organization for Economic Co-operation and Development and other government agencies in jurisdictions where ARRIS and its affiliates do business have had an extended focus on issues related to the taxation of multinational corporations. One example is in the area of “base erosion and profit shifting,” including situations where payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. In this regard, on December 22, 2017, the President signed into law the “Tax Cuts and Jobs Act” (the “Act”). The Act significantly reforms the Internal Revenue Code of 1986, as amended. The Act, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest, imposes limitations on the deductibility of certain payments between affiliates, allows for the immediate expensing of certain capital expenditures, and puts into effect the migration from a worldwide system of taxation to a territorial system and imposes several other changes to tax law on U.S. corporations. As many of the provisions of the Act did not come into effect until 2018 and further clarification of the law is expected, the total impact on our financial position is uncertain and could be materially adverse.

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

For the quarter ended March 31, 2018, sales to our three largest customers (including their affiliates, as applicable) accounted for approximately 44% of our total revenue. The loss of any of our large customers, or a significant reduction in the products or services provided to any of them would have a material adverse impact on our business. For many of these customers, we also are one of their largest suppliers. As a result, if from time-to-time customers elect to purchase products from our competitors in order to diversify their supplier base and to dual-source key products or to curtail purchasing due to budgetary or market conditions, such decisions could have material consequences to our business. In addition, because of the magnitude of our sales to these customers, the terms and timing of our sales are heavily negotiated, and even minor changes can have a significant impact upon our business.

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

Our financial statements reflect substantial goodwill and intangible assets, approximately $2.3 billion and $1.6 billion, respectively, as of March 31, 2018, that was recognized in connection with acquisitions, including the recently completed Ruckus Networks acquisition.

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

As of October 1, 2017 (the date of our annual impairment testing), the fair value of our CPE reporting unit exceeded its carrying amount by 34% and, accordingly, did not result in a goodwill impairment. Over the last twelve months, near-term trends impacting revenue and gross margin, including higher product costs associated with memory pricing pressures have decreased the amount by which the fair value exceeds the carrying amount, such that our CPE reporting unit could be at risk of failing step one of the impairment test if future projections are not realized. The estimated fair value of our CPE reporting unit is closely aligned with the ultimate amount of revenue and operating income that it achieves over the projection period. At this time, our projections assume modest revenue growth and some recovery in gross margins over current levels in subsequent years, which is dependent on product cost improving and ability to pass on pricing. Our CPE reporting unit has approximately $1.4 billion of goodwill as of March 31, 2018.

During the fourth quarter of 2017, we determined the carrying amount of our Cloud TV reporting unit associated with our ActiveVideo acquisition exceeded its fair value, and as such have recorded a partial goodwill impairment of $51.2 million as of December 31, 2017, of which $17.9 million is attributable to noncontrolling interest.

In addition, the Company adopted new guidance on revenue recognition as of January 1, 2018. As a result of retrospective application of this guidance in our Cloud TV reporting unite, an additional goodwill impairment of approximately $3.4 million was recognized in first quarter of 2018 resulting from the indirect effect of the change in accounting principle, effecting changes in the composition and carrying amount of the net assets.

We continue to evaluate the anticipated discounted cash flows from the Cloud TV reporting unit. If current long-term projections for this unit are not realized or materially decrease, we may be required to write off all or a portion of the remaining $26.5 million of goodwill and $27.9 million of associated intangible assets.

If we determine an impairment exists, we may be required to write off all or a portion of the goodwill and associated intangible assets related to any impaired business. For additional information, see the discussion under “Critical Accounting Policies” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations on Form 10-K for the year ended December 31, 2017.

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

For the three months ended March 31, 2018, approximately 43% of our sales were made outside of the United States. In addition, a significant portion of our products are manufactured or assembled in Brazil, Mexico and Taiwan. As a result, we are exposed to risk of international operations, including:

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

We and our end customers may be subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, data protection and other matters and violations of these laws and regulations may result in claims, changes to our business practices, monetary penalties, increased costs of operations, and/or other harms to our business.

There has been an increase in laws in Europe, the U.S. and elsewhere imposing requirements for the handling of personal data, including data of employees, consumers and business contacts as well as privacy-related matters. For example, several U.S. states have adopted legislation requiring companies to protect the security of personal information that they collect from consumers over the Internet, and more states may adopt similar legislation in the future. Foreign data protection, privacy, and other laws and regulations can be more restrictive than those in the U.S. In 2016 the EU Parliament approved the EU General Data Protection Regulation (“GDPR”) which replaces the Data Protection Directive 95/46/EC. GDPR was designed to harmonize data privacy laws across Europe, to protect and empower all EU citizens data privacy and to reshape the way organizations across the region approach data privacy. Compliance with the GDPR will require changes to existing products, designs of future products, internal and external software systems, including our web sites, and changes to many company processes and policies. Failure to comply with GDPR, which is effective in May of 2018, could cause significant penalties and loss of business.

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

From time to time, we, our customers and our suppliers, may be subject to proceedings at the U.S. International Trade Commission (the “ITC”) with respect to alleged infringement of U.S. patents. If the ITC finds a party infringed a U.S. patent, it can issue an exclusion order barring importation into the United States of the product that infringes, or includes components, of the product that infringes the identified patents. An exclusion order impacting our products could have a material adverse effect on our revenues and results of operations.

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

Our business is subject to the risks of earthquakes, fire, floods and other natural catastrophic events, and to interruption by manmade problems such as network security breaches, computer software or system errors or viruses or terrorism.

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

As a result of shareholder voting requirements in the United Kingdom, we have less flexibility with respect to certain aspects of capital management.

Under English law, our directors may issue new ordinary shares up to a maximum amount equal to the allotment authority granted to the directors under our articles of association or by an ordinary resolution of our shareholders, subject to a five-year limit on such authority. Additionally, subject to specified exceptions, English law grants preemptive rights to existing shareholders to subscribe for new issuances of shares for cash, but allows shareholders to waive these rights by way of a special resolution with respect to any particular allotment of shares or generally, subject to a five-year limit on such waiver. Our articles of association contain, as permitted by English law, a provision authorizing our Board to issue new shares for cash without preemptive rights. The authorization of the directors to issue shares without further shareholder approval and the authorization of the waiver of the statutory preemption rights must both be renewed by the shareholders at least every five years, and we cannot provide any assurance that these authorizations always will be approved, which could limit our ability to issue equity and, thereby, adversely affect the holders of our ordinary shares. While we do not believe that English laws relating to our capital management will have a material adverse effect on us, situations may arise where the flexibility to provide certain benefits to our shareholders is not available under English law.

Any attempted takeovers of us will be governed by English law.

As a U.K. incorporated company, we are subject to English law. An English public limited company is potentially subject to the protections afforded by the U.K. Takeover Code if, among other factors, a majority of its directors are resident within the U.K., the Channel Islands or the Isle of Man. We do not believe that the U.K. Takeover Code applies to us, and, as a result, our articles of association include measures similar to what may be found in the charters of U.S. companies, including the power for our Board to allot shares where in the opinion of the Board it is necessary to do so in the context of an acquisition of 20% or more of the issued voting shares in specified circumstances (this power is subject to renewal by our shareholders at least every five years and will cease to be applicable if the U.K. Takeover Code is subsequently deemed to be applicable to ARRIS). Further, it could be more difficult for us to obtain shareholder approval for a merger or negotiated transaction because the shareholder approval requirements for certain types of transactions differ, and in some cases, are greater under English law. The provisions of our articles of association and English law may have an anti-takeover impact on us and our ordinary shares.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the purchases of our equity securities made by us during the three months ended March 31, 2018:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
January 2018	16,673	$25.97	—	225,000
February 2018	986,174	$25.35	986,174	200,000
March 2018	510,026	$26.55	—	500,000

(1)	An aggregate of 526,699 shares shown in the table above were subject to equity awards that were cancelled for cash to satisfy employee minimum tax withholding obligations that arose on the vesting of the applicable shares of restricted stock units.

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

In 2016, our Board of Directors approved a $300 million share repurchase authorization replacing all prior programs. In March 2017, the Board authorized an additional $300 million for share repurchases, and authorized an additional $300 million for repurchases again in March 2018.

During the first quarter of 2018, ARRIS repurchased 1.0 million shares of the Company’s ordinary shares at an average price of $25.35 per share, for aggregate consideration of approximately $25.0 million. The remaining authorized amount for stock repurchases under these plans was $500.0 million as of March 31, 2018. Unless terminated earlier by a Board resolution, these new plans will expire when ARRIS has used all authorized funds for repurchase. However, U.K. law also generally prohibits a company from repurchasing its own shares through “off market purchases” without prior approval of shareholders if such company is not traded on a recognized investment exchange in the U.K. This shareholder approval lasts for a maximum period of five years. Prior to and in connection with the Pace combination, we obtained approval to purchase our own shares. This authority to repurchase shares terminates in January 2021, unless otherwise reapproved by our shareholders.

Item 6. EXHIBITS

Exhibit No.	Description of Exhibit

10.1	Fourth Amendment, dated March 30, 2018 to the Amended and Restated Employment Agreement with Robert J. Stanzione (incorporated by reference to Exhibit 99.1 of Form 8-K as filed with the SEC on April 5, 2018)

31.1	Section 302 Certification of Chief Executive Officer, filed herewith

31.2	Section 302 Certification of Chief Financial Officer, filed herewith

32.1	Section 906 Certification of Chief Executive Officer, filed herewith

32.2	Section 906 Certification of Chief Financial Officer, filed herewith

101.INS	XBRL Instant Document, filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document, filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document, filed herewith

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document, filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, filed herewith

SIGNATURES

Pursuant to the requirements the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARRIS INTERNATIONAL PLC

/s/ DAVID B. POTTS
David B. Potts Executive Vice President, Chief Financial Officer and Chief Accounting Officer

Dated: May 9, 2018