Form 10-Q
period 2018-06-30
ARRIS International plc
filed 2018-08-08
CIK 1645494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

For the quarter ended June 30, 2018

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

As of July 31, 2018, 180,330,719 shares of ARRIS International plc’s Ordinary Shares were outstanding.

ARRIS INTERNATIONAL PLC

FORM 10-Q

For the Three and Six Months Ended June 30, 2018

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARRIS INTERNATIONAL PLC

CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data) (unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$501,411	$487,573
Short-term investments, at fair value	46,698	23,874

Total cash, cash equivalents and short-term investments	548,109	511,447
Accounts receivable (net of allowances for doubtful accounts of $9,077 in 2018 and $10,230 in 2017)	1,183,360	1,218,089
Other receivables	192,067	157,845
Inventories (net of reserves of $59,097 in 2018 and $69,459 in 2017)	803,217	825,211
Prepaid income taxes	10,406	28,351
Prepaids	40,290	26,644
Other current assets	196,014	145,953

Total current assets	2,973,463	2,913,540
Property, plant and equipment (net of accumulated depreciation of $384,942 in 2018 and $367,954 in 2017)	299,991	372,467
Goodwill	2,259,177	2,278,512
Intangible assets (net of accumulated amortization of $1,807,077 in 2018 and $1,599,573 in 2017)	1,580,393	1,771,362
Investments	69,902	71,082
Deferred income taxes	146,443	115,436
Other assets	72,155	101,858

Total assets	$7,401,524	$7,624,257

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,125,619	$1,206,656
Accrued compensation, benefits and related taxes	140,387	155,966
Accrued warranty	38,651	44,507
Deferred revenue	123,590	115,224
Current portion of long-term debt and financing lease obligation	83,709	83,559
Income taxes payable	2,094	6,244
Other accrued liabilities	361,315	321,113

Total current liabilities	1,875,365	1,933,269
Long-term debt and financing lease obligation, net of current portion	2,074,352	2,116,244
Accrued pension	31,889	42,637
Noncurrent deferred revenue	58,233	54,090
Noncurrent income taxes	120,988	144,665
Deferred income taxes	62,886	68,888
Other noncurrent liabilities	68,507	80,430

Total liabilities	4,292,220	4,440,223

Stockholders’ equity:
Ordinary shares, nominal value £0.01 per share, 181.8 million and 185.2 million shares issued and outstanding in 2018 and 2017, respectively	2,722	2,768
Capital in excess of par value	3,424,905	3,387,128
Accumulated deficit	(329,731)	(225,881)
Accumulated other comprehensive (loss) income	(4,648)	4,552

Total ARRIS International plc stockholders’ equity	3,093,248	3,168,567
Stockholders’ equity attributable to noncontrolling interest	16,056	15,467

Total stockholders’ equity	3,109,304	3,184,034

Total liabilities and stockholders’ equity	$7,401,524	$7,624,257

See accompanying notes to the consolidated financial statements.

ARRIS INTERNATIONAL PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except share and per share data) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales	$1,726,540	$1,664,170	$3,304,250	$3,147,276
Cost of sales	1,227,785	1,260,813	2,329,812	2,406,661

Gross margin	498,755	403,357	974,438	740,615
Operating expenses:
Selling, general and administrative expenses	173,353	113,921	334,557	218,560
Research and development expenses	167,200	133,098	336,997	266,060
Amortization of intangible assets	90,485	91,012	205,193	184,657
Impairment of goodwill	—	—	3,400	—
Integration, acquisition, restructuring and other costs	22,844	9,690	36,499	19,785

Total operating expenses	453,882	347,721	916,646	689,062

Operating income	44,873	55,636	57,792	51,553
Other expense (income):
Interest expense	23,647	23,344	46,173	43,027
(Gain) loss on investments	(844)	3,609	(317)	8,139
Interest income	(1,792)	(1,788)	(3,324)	(3,709)
(Gain) loss on foreign currency	(824)	9,373	4,009	14,113
Other (income) expense, net	(169)	926	(61)	841

Income (loss) before income taxes	24,855	20,172	11,312	(10,858)
Income tax (benefit) expense	(9,944)	(8,302)	(6,454)	1,699

Consolidated net income (loss)	34,799	28,474	17,766	(12,557)
Net loss attributable to noncontrolling interest	(955)	(1,862)	(4,388)	(3,795)

Net income (loss) attributable to ARRIS International plc.	$35,754	$30,336	$22,154	$(8,762)

Net income (loss) per ordinary share (1):
Basic	$0.19	$0.16	$0.12	$(0.05)

Diluted	$0.19	$0.16	$0.12	$(0.05)

Weighted average ordinary shares:
Basic	184,216	186,803	184,376	188,291

Diluted	185,669	189,002	186,288	188,291

(1)	Calculated based on net income (loss) attributable to stockholders of ARRIS International plc

See accompanying notes to the consolidated financial statements.

ARRIS INTERNATIONAL PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Consolidated net income (loss)	$34,799	$28,474	$17,766	$(12,557)
Available-for-sale securities:
Unrealized gain (loss) on available-for-sale securities, net of tax of $0 and $(57) for the three months ended June 30, 2018 and 2017, and $0 and $(109) for the six months ended June 30, 2018 and 2017 respectively	—	107	—	204
Reclassification adjustments recognized in net income, net of tax of $305 and $(33) for the three months ended June 30, 2018 and 2017, and $381 and $(31) for the six months ended June 30, 2018 and 2017 respectively	(420)	61	(662)	58

Net change in available-for-sale securities	(420)	168	(662)	262

Derivative instruments:
Unrealized gain (loss) on derivative instruments, net of tax of $(1,121) and $768 for the three months ended June 30, 2018 and 2017, and $(3,065) and $277 for the six months ended June 30, 2018 and 2017 respectively	4,159	(2,019)	11,316	(456)
Reclassification adjustments recognized in net income, net of tax of $117 and $(163) for the three months ended June 30, 2018 and 2017, and $53 and $(678) for the six months ended June 30, 2018 and 2017 respectively	(434)	429	(194)	1,117

Net change in derivative instruments	3,725	(1,590)	11,122	661

Pension liabilities:
Reclassification adjustments recognized in net income	—	4	29	15

Net change in pension liabilities	—	4	29	15

Cumulative translation adjustments	(20,445)	(6,999)	(19,663)	(2,018)

Other comprehensive income (loss), net of tax	(17,140)	(8,417)	(9,174)	(1,080)

Comprehensive income (loss)	17,659	20,057	8,592	(13,637)

Comprehensive loss attributable to noncontrolling interest	(903)	(1,881)	(4,362)	(3,823)

Comprehensive income (loss) attributable to ARRIS International plc	$18,562	$21,938	$12,954	$(9,814)

See accompanying notes to the consolidated financial statements.

ARRIS INTERNATIONAL PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (unaudited)

	Six months ended June 30,
	2018	2017
Operating activities:
Consolidated net income (loss)	$17,766	$(12,557)
Depreciation	44,109	43,003
Amortization of acquired intangible assets	208,955	187,978
Amortization of deferred financing fees and debt discount	2,422	3,891
Deferred income tax benefit	(46,077)	(37,523)
Foreign currency remeasurement of deferred taxes	21	7,191
Stock compensation expense	42,759	41,740
Impairment of goodwill	3,400	—
Provision for non-cash warrants	—	5,081
Recovery for doubtful accounts	(292)	(248)
Loss on disposal of property, plant & equipment and other	222	1,590
(Gain) loss on investments and other	(182)	8,139
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	20,862	368,020
Other receivables	(34,222)	(59,549)
Inventories	19,420	(106,841)
Accounts payable and accrued liabilities	(104,470)	36,881
Prepaids and other, net	24,557	9,124

Net cash provided by operating activities	199,250	495,920
Investing activities:
Purchases of investments	(37,309)	(62,250)
Sales of investments	11,549	150,301
Purchases of property, plant and equipment	(28,646)	(42,900)
Purchases of intangible assets	(423)	(422)
Deposit received for the sale of property, plant and equipment	30,000	—
Other, net	171	826

Net cash (used in) provided by investing activities	(24,658)	45,555
Financing activities:
Proceeds from issuance of shares, net	9,018	8,553
Repurchase of shares	(111,244)	(126,965)
Repurchase of shares to satisfy employee minimum tax withholdings	(13,979)	(13,882)
Proceeds from issuance of debt	—	30,314
Payment of debt obligations	(43,750)	(75,239)
Payment of financing lease obligation	(414)	(405)
Payment of deferred financing fees and debt discount	—	(1,462)
Contribution from noncontrolling interest	2,257	3,500

Net cash used in financing activities	(158,112)	(175,586)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,649)	147
Net increase in cash, cash equivalents and restricted cash	13,831	366,036
Cash, cash equivalents and restricted cash at beginning of period	489,116	981,692

Cash, cash equivalents and restricted cash at end of period	$502,947	$1,347,728

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets to the total of the same such amounts show above (in thousands). Amounts included in restricted cash represent those required to be set aside by contractual agreements, such as rent deposits with landlords, deposits with certain government agencies and cash collateral with certain financial institutions.

	June 30, 2018	June 30, 2017	December 31, 2017
Cash and cash equivalents	$501,411	$1,346,028	$487,573
Restricted cash included in other current assets	820	165	23
Restricted cash included in other assets	716	1,535	1,520

Total	$502,947	$1,347,728	$489,116

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

The accompanying financial data as of June 30, 2018 and for the three and six months ended June 30, 2018 and June 30, 2017 has been prepared by the Company, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The December 31, 2017 Consolidated Balance Sheet was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

In the opinion of management, all normal recurring adjustments necessary to present fairly the consolidated balance sheet as of June 30, 2018, the consolidated statements of operations, the statements of comprehensive income (loss), and the statements of cash flows for the six months ended June 30, 2018 and June 30, 2017 as applicable, have been made. Certain prior year amounts in the financial statements and notes have been reclassified to conform to the fiscal year 2018 presentation. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

There are two permitted transition methods under the new standard, the full retrospective method or the modified retrospective method. Under the full retrospective method, the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown on the face of the financial statements being presented. Under the modified retrospective method, the cumulative effect of applying the standard would be recognized at the date of the initial application of the standard and the effect of the prior periods would be calculated and shown through a cumulative effect change in retained earnings. ARRIS adopted the standard using the modified retrospective method on January 1, 2018. (See Note 3 Revenue from Contracts with Customers for additional details).

In January 2016, the FASB issued an update to amend certain aspects of recognition, measurement, presentation and disclosure of financial instruments. Under this standard, certain equity investments are measured at fair value with changes recognized in current period earnings as opposed to other comprehensive income (loss). This guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. ARRIS adopted the standard on January 1, 2018 by recording a cumulative-effect adjustments as of the beginning of the year. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position and results of operations.

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

In March 2017, the FASB issued an accounting standard update that requires entities to disaggregate the service cost component from the other components of net periodic benefit costs and present it with other current compensation costs for related employees in the income statement and present the other components elsewhere in the income statement and outside of income from operations if that subtotal is presented. The amendments in this update also allow only the service cost component to be eligible for capitalization when applicable. The accounting standard update is effective for the Company in the first quarter of fiscal 2018. ARRIS adopted this update as of January 1, 2018. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position and results of operations.

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

Accounting standards issued but not yet effective — In February 2016, the FASB issued new guidance that will require lessees to recognize most leases on their balance sheets as a right-of-use asset with a corresponding lease liability, and lessors to recognize a net lease investment. Additional qualitative and quantitative disclosures will also be required. This standard is effective for interim and annual reporting periods beginning after December 15, 2018, although early adoption is permitted. The new standard requires a modified retrospective transition through a cumulative-effect adjustment as of the beginning of the earliest period presented in the financial statements, although the FASB recently approved an option for transition relief to not restate or make required disclosures under the new standard in comparative periods in the period of adoption. Along with that transition relief, the FASB also recently approved a practical expedient for lessors to allow for the combined presentation of lease and non-lease revenues when certain conditions are met.

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

•	Identify the contract with the customer. A variety of arrangements are considered contracts; however, these are usually the Master Purchase Agreement and amendments or customer purchase orders.

•	Identify the performance obligations in the contract. Performance obligations are identified as promised goods or services in an arrangement that are distinct.

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

To determine the standalone selling price (“SSP”), the Company first looks to establish SSP through an observable price when the good or service is sold separately in similar circumstances. If SSP cannot be established through an observable price, the Company will estimate the SSP considering market conditions, customer specific factors, and customer class. The Company typically uses a combination of approaches to estimate SSP.

Software Sold Without Tangible Equipment – ARRIS sells functional intellectual property (“IP”) licenses that typically do not meet the criteria to be recognized over time. Revenue from a functional IP license is most commonly recognized upon delivery of the license/software to the customer.

Standalone Services – Installation, training, and professional and support services are recognized as control of the services transfer to the customer. This is either over time or at a point in time depending on the details of the arrangement and the timing of when the customer can direct the use of and obtain substantially all the remaining benefits from the services provided. Each performance obligation that is recognized over time will be measured based on progress to complete satisfaction of the performance obligation. The objective, when measuring progress, is to depict our performance in transferring control of the goods or services. Based on specific facts and circumstances, we use output methods (milestones reached, time elapsed, units produced) or input methods (resources consumed, labor hours expended, costs incurred relevant to the entire project) to measure our progress toward satisfying the performance obligation. The support services will be recognized over time using a time elapsed method (i.e. ratably).

Incentives – Customer incentive programs that include consideration, primarily rebates/credits to be used against future product purchases and certain volume discounts, are classified as variable consideration and reduce the overall transaction price.

Value Added Resellers (VAR), Distribution Channels and Retail – ARRIS recognizes revenue upon transfer of control of the goods or services to the VAR, Distributors and Retail customers. Sales through retail and distribution channels are made primarily under agreements or commitments allowing for limited rights of return, primarily for stock rotation purposes, and include various sales incentive programs, such as back-end rebates, discounts, marketing development funds, price protection, and volume incentives.

Enterprise sales distributors are granted rights of stock rotation that are limited to contractually specified percentage of the distributors aggregate purchase volume. These stock rotation rights are subject to expiration 180 days from the time of product shipment by us to the distributor. Upon shipment of the product, ARRIS reduces revenue for an estimate of potential future stock rotation returns related to the current period product revenue. ARRIS analyzes historical returns, channel inventory levels, current economic trends and changes in customer demand for our products when evaluating the adequacy of the allowance for sales returns, namely stock rotation returns.

Regarding the various sales incentive programs, the Company can reasonably estimate its backend rebates, discounts and similar incentives due to an established sales history with its customers and records the estimated reserves and allowances at the time the related revenue is recognized. The Company recognizes marketing development funds at the later of when the related revenue is recognized, or the program is offered to the channel partner. ARRIS’s sales incentives to its channel partners are recorded as a reduction to revenue.

ARRIS’s estimated allowances for returns due to stock rotation and various sales incentive programs can vary from actual results that could materially impact our financial position and results of operations. Based on the relevant facts and circumstances, the Company believes the methodologies applied to calculate these reserves fairly represents our expected results at the point in time in which they are made.

Disaggregation of Revenue

The following table summarizes the revenues from contracts with customers by major product line for the three and six months ended June 30, 2018 (in thousands):

	Three months ended June 30, 2018	Six months ended June 30, 2018
CPE:
Broadband CPE	$405,082	$728,367
Video CPE	603,049	1,154,990

Sub-total	1,008,131	1,883,357

Network & Cloud:
Networks	479,386	932,387
Software and services	70,110	155,373

Sub-total	549,496	1,087,760

Enterprise Networks:
Enterprise Networks	172,240	342,154
Other:
Other	(3,327)	(9,021)

Total net sales	$1,726,540	$3,304,250

Customer Premises Equipment — The CPE segment’s product solutions include Broadband products, such as DSL and DOCSIS gateways and modems, and Video products, such as video gateways, clients and set-tops, that enable service providers to offer voice, video and high-speed data services to residential and business subscribers.

Network & Cloud — The N&C segment’s product solutions include cable modem termination system, video infrastructure, distribution and transmission equipment and cloud solutions that enable facility-based service providers to construct a state-of-the-art residential and metro distribution network. The portfolio also includes a full suite of global services that offer technical support, professional services and system integration offerings to enable solution sales of ARRIS’s end-to-end product portfolio.

Enterprise Networks — The Enterprise Networks segment focuses on enabling constant, wireless and wired connectivity across complex and varied networking environments. It offers dedicated engineering, sales and marketing resources to serve customers across a spectrum of enterprises—including hospitality, education, smart cities, government, venues, service providers and more.

The following table summarizes the revenues from contracts with customers by geographic areas for the three and six months ended June 30, 2018 (in thousands):

	For the three months ended June 30, 2018
	CPE	N&C	Enterprise	Other (1)	Total
Domestic – U.S.	$540,452	$345,828	$111,967	$(4,404)	$993,843
Americas, excluding U.S.	220,350	105,981	1,770	(8)	328,093
Asia Pacific	29,081	39,578	23,477	(39)	92,097
EMEA	218,248	58,109	35,026	1,124	312,507

Total international	467,679	203,668	60,273	1,077	732,697

Total net revenues	$1,008,131	$549,496	$172,240	$(3,327)	$1,726,540

	For the six months ended June 30, 2018
	CPE	N&C	Enterprise	Other (1)	Total
Domestic – U.S.	$1,014,614	$672,311	$207,682	$(7,606)	$1,887,001
Americas, excluding U.S.	376,213	199,881	7,622	(5)	583,711
Asia Pacific	51,205	95,343	53,102	(39)	199,611
EMEA	441,325	120,225	73,748	(1,371)	633,927

Total international	868,743	415,449	134,472	(1,415)	1,417,249

Total net revenues	$1,883,357	$1,087,760	$342,154	$(9,021)	$3,304,250

(1)	Adjustments include acquisition accounting impacts related to deferred revenue

Impact of New Revenue Guidance on Financial Statement Line Items

The following table compares the reported condensed balance sheet and statement of operations, as of and for the three and six months ended June 30, 2018, to the pro-forma amounts had the previous guidance been in effect (in thousands):

	As reported June 30, 2018	Pro forma – as if previous accounting guidance was in effect
Assets
Accounts receivable	$1,183,360	$1,163,234
Other current assets	196,014	195,950
Deferred income taxes	146,443	140,831
Liabilities
Deferred revenue (current and non-current)	$181,823	$190,220

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
	As reported	Pro-forma	As reported	Pro-forma
Revenues
Net sales	$1,726,540	$1,714,584	$3,304,250	$3,275,727
Costs and expenses
Cost of sales	$1,227,785	$1,227,785	$2,329,812	$2,329,876
Income tax (benefit) expense	(9,944)	(6,964)	(6,454)	(843)
Consolidated net income (loss)	34,799	19,863	17,766	(16,432)
Net loss attributable to non-controlling interest	(955)	(1,540)	(4,388)	(5,130)
Net income (loss) attributable to ARRIS International plc	35,754	21,403	22,154	(11,302)
Net income (loss) per ordinary share:
Basic	$0.19	$0.12	$0.12	$(0.06)
Diluted	$0.19	$0.12	$0.12	$(0.06)

Pro-forma net sales were $12.0 million and $28.5 lower than actual net sales in the statements of operations for the three and six months ended June 30, 2018, respectively, largely due to license revenue that is currently being recognized upon delivery of the license as opposed to recognizing ratably over the license term.

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

The unbilled receivables are included in Accounts Receivable on the unaudited Consolidated Balance Sheets. As of June 30, 2018, the Company has unbilled receivables of $37.2 million.

The changes in the contract asset account relate to license revenue is now being recognized upon delivery instead of being recognized ratably over the license term.

The following table summarizes the changes in deferred revenue for the six months ended of June 30, 2018 (in thousands)

Opening balance at January 1, 2018	$168,757
Deferral of revenue	106,506
Recognition of unearned revenue	(92,470)
Other	(970)

Balance at June 30, 2018	$181,823

As of the end of the current reporting period, the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied that have a duration of one year or more was $64.8 million. The majority of ARRIS’ contracts that have performance obligations that are unsatisfied are part of contracts have a duration of one year or less.

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

The Company has elected not to adjust the promised amount of consideration for the effects of a significant financing component when it expects, at contract inception, that the period between when ARRIS transfers a promised good or service to a customer, and when the customer pays will be one year or less.

The Company has elected the expedient that states an entity does not need to evaluate whether shipping and handling activities are promised services to its customers. If revenue is recognized for the related good before the shipping and handling activities occur, the related costs of those shipping and handling activities are accrued.

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

The preliminary estimated goodwill of $308.2 million arising from the acquisition is attributable to the strategic opportunities and synergies that are expected to arise from the acquisition of Ruckus Networks and the workforce of the acquired business. Goodwill has been preliminarily assigned to our new Enterprise reporting unit as of June 30, 2018. The Company will finalize the assignment during the measurement period. A portion of the goodwill is expected to be deductible for income tax purposes.

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

The following is a summary of the estimated fair values of the net assets acquired (in thousands):

	Amounts Recognized as of Acquisition Date (a)	Adjustments	Amounts Recognized as of Acquisition Date (as adjusted)
Total estimated consideration transferred	$761,013	$—	$761,013
Cash and cash equivalents	18,958	—	18,958
Accounts receivable, net	32,940	(7,910)	25,030
Inventories	48,897	(461)	48,436
Prepaids & other	4,836	(1,005)	3,831
Property, plant & equipment	33,500	2,014	35,514
Intangible assets	472,500	22,200	494,700
Other assets	39,528	(37,872)	1,656
Accounts payable and accrued liabilities	(17,216)	2,350	(14,866)
Other current liabilities	(9,666)	(1,988)	(11,654)
Deferred revenue	(47,718)	970	(46,748)
Noncurrent deferred income tax liabilities	(92,233)	(7,643)	(99,876)
Other noncurrent liabilities	(41,347)	39,137	(2,210)

Net assets acquired	442,979	9,792	452,771

Goodwill	$318,034	(9,792)	$308,242

(a)	As previously reported as of December 31, 2017

As a result of measurement period changes for intangible assets, the Company recorded a decrease to previously recorded amortization for quarters ended December 31, 2017 and March 31, 2018 of $1.8 million and $1.0 million, respectively. These adjustments have been recorded prospectively in the first six months of 2018.

The acquisition was accounted for using the acquisition method of accounting, which requires, among other things, that the assets acquired, and liabilities assumed be recognized at their acquisition date fair values, with any excess of the consideration transferred over the estimated fair values of the identifiable net assets acquired recorded as goodwill. The accounting for the business combination is based on currently available information and is considered preliminary. The Company has not received a final valuation report from the independent valuation expert for acquired property, plant and equipment and intangible assets. In addition, the Company is still gathering information about income taxes and deferred income tax assets and liabilities, accounts receivables, warranty obligations, other assets and accrued liabilities based on facts that existed as of the date of the acquisition. The final accounting for the business combination may differ materially from that presented in these unaudited consolidated financial statements.

The $494.7 million of acquired intangible assets are comprised of the following (in thousands):

	Preliminary Estimated Fair value	Estimated Weighted Average Life (years)
Technology and patents	$217,900	5.4
Customer contracts and relationships	195,400	10.0
Tradenames	55,400	indefinite
Trademarks and tradenames	10,700	10.0
Backlog	15,300	0.3

Total estimated fair value of intangible assets	$494,700

The fair value of trade accounts receivable is $25.0 million with the gross contractual amount being $26.2 million. The Company expects $1.2 million to be uncollectible.

The Company incurred acquisition related costs of $0.6 million and $0.7 million during the three and six months ended June 30, 2018, respectively. This amount was expensed by the Company as incurred and is included in the Consolidated Statement of Operations in the line item titled “Integration, acquisition, restructuring and other costs”.

The Ruckus Networks business contributed revenues of approximately $343.8 million to our consolidated results for the six months ended June 30, 2018.

Note 5. Goodwill and Intangible Assets

Goodwill

As of June 30, 2018, the Company has preliminarily recorded goodwill of $308.2 million related to the Ruckus Networks acquisition. The Company is in the process of assigning the assets and liabilities acquired to each of its identified reporting units and as such, the determination of this goodwill by reporting unit is incomplete as of June 30, 2018. The Company intends to finalize the assignment of the goodwill from the Ruckus Networks acquisition during fiscal year 2018.

The changes in the carrying amount of goodwill for the year to date period ended June 30, 2018 are as follows (in thousands):

	CPE	N & C	Enterprise	Total
Goodwill	1,386,680	1,003,654	318,034	2,708,368
Accumulated impairment losses	—	(429,856)	—	(429,856)

Balance as of December 31, 2017	$1,386,680	$573,798	$318,034	$2,278,512

Changes in year 2018:
Goodwill acquired, net	—	—	(9,792)	(9,792)
Impairment	—	(3,400)	—	(3,400)
Other	(6,143)	—	—	(6,143)

Balance as of June 30, 2018	$1,380,537	$570,398	$308,242	$2,259,177
Goodwill	1,380,537	1,003,654	308,242	2,692,433
Accumulated impairment losses	—	(433,256)	—	(433,256)

Balance as of June 30, 2018	$1,380,537	$570,398	$308,242	$2,259,177

During the six months ended June 30, 2018, the Company recorded measurement period adjustments of $9.8 million related to Ruckus acquisition and $6.1 million of currency translation on non-USD denominated goodwill.

In addition, during the six months ended June 30, 2018, the Company recorded partial impairment of goodwill of $3.4 million related to our Cloud TV reporting unit, respectively, of which $1.2 million is attributable to the noncontrolling interest. This impairment was a result of the indirect effect of a change in accounting principle related to the adoption of new accounting standard Revenue from Contracts with Customers, resulting in changes in the composition and carrying amount of the net assets of our Cloud TV reporting unit. The partial impairment was included in impairment of goodwill on the Consolidated Statements of Operations.

Intangible Assets

The gross carrying amount and accumulated amortization of the Company’s acquired intangible assets as of June 30, 2018 and December 31, 2017 are as follows (in thousands):

	June 30, 2018			December 31, 2017
	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value
Definite-lived intangible assets:
Customer relationships	$1,761,898	$866,141	$895,757	$1,672,470	$780,655	$891,815
Developed technology, patents & licenses	1,479,200	873,420	605,780	1,521,893	771,200	750,693
Trademarks, trade and domain names	75,672	53,016	22,656	87,472	41,885	45,587
Backlog	15,300	14,500	800	35,000	5,833	29,167

Sub-total	$3,332,070	$1,807,077	$1,524,993	$3,316,835	$1,599,573	$1,717,262

Indefinite-lived intangible assets:
Tradenames	55,400	—	55,400	—	—	—
In-process research and development	—	—	—	54,100	—	54,100

Sub-total	55,400	—	55,400	54,100	—	54,100

Total	$3,387,470	$1,807,077	$1,580,393	$3,370,935	$1,599,573	$1,771,362

As of June 30, 2018, the Company preliminarily recorded intangible assets (other than goodwill) of $494.7 million related to the Ruckus Networks acquisition. In-process research and development of $4.1 million was reclassified to become a definite-lived asset upon completion of the associated research and development efforts during the three months ended June 30, 2018.

Amortization expense is reported in the consolidated statements of operations within cost of sales and operating expenses. The following table presents the amortization of acquired intangible assets (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of sales	$889	$711	$1,779	$1,422
Selling, general and administrative expenses	986	949	1,983	1,899
Amortization of acquired intangible assets (1)	90,485	91,012	205,193	184,657

Total	$92,360	$92,672	$208,955	$187,978

(1)	Reflects amortization expense for the intangible assets acquired through business combinations.

The estimated total amortization expense for finite-lived intangibles for each of the next five fiscal years is as follows (in thousands):

2018 (for the remaining six months)	$180,112
2019	333,202
2020	321,357
2021	186,571
2022	149,312
Thereafter	354,439

Note 6. Investments

ARRIS’s investments consisted of the following (in thousands):

	As of June 30, 2018	As of December 31, 2017
Current Assets:
Available-for-sale securities	$46,698	$23,874
Noncurrent Assets:
Available-for-sale securities	5,662	5,718
Equity method investments	21,402	22,021
Cost method investments	10,092	10,092
Other investments	32,746	33,251

Total classified as non-current assets	69,902	71,082

Total	$116,600	$94,956

Available-for-sale securities - ARRIS’s investments in debt and marketable equity securities are categorized as available-for-sale and are carried at fair value. Realized gains and losses on available-for-sale securities are included in net income. Unrealized gains and losses on available-for-sale debt securities are included in the Consolidated Balance Sheets as a component of accumulated other comprehensive income (loss).

The amortized costs and fair value of available-for-sale securities were as follows (in thousands):

	June 30, 2018				December 31, 2017
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit (non-U.S.)	$46,698	$—	$—	$46,698	$12,809	$—	$—	$12,809
Corporate bonds	—	—	—	—	11,003	86	(24)	11,065
Corporate obligations	14	—	—	14	13	—	—	13
Money markets	37	—	—	37	38	—	—	38
Mutual funds	86	—	(4)	82	65	14	—	79
Other investments	5,805	285	(561)	5,529	4,941	744	(97)	5,588

Total	$52,640	$285	$(565)	$52,360	$28,869	$844	$(121)	$29,592

The following table represents the breakdown of the available-for-sale investments with gross unrealized losses and the duration that those losses had been unrealized (in thousands):

	June 30, 2018
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Certificates of deposit (non-U.S.)	$46,698	$—	$—	$—	$46,698	$—
Corporate obligations	14	—	—	—	14	—
Money markets	37	—	—	—	37	—
Mutual funds	82	(4)	—	—	82	(4)
Other investments	5,529	(561)	—	—	5,529	(561)

Total	$52,360	$(565)	$—	$—	$52,360	$(565)

	December 31, 2017
	Less than 12 months		12 months or more		Total
	Fair value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Certificates of deposit (non-U.S.)	$12,809	$—	$—	$—	$12,809	$—
Corporate bonds	11,065	(24)	—	—	11,065	(24)
Corporate obligations	13	—	—	—	13	—
Money markets	38	—	—	—	38	—
Mutual funds	79	—	—	—	79	—
Other investments	5,588	(97)	—	—	5,588	(97)

Total	$29,592	$(121)	$—	$—	$29,592	$(121)

As of June 30, 2018, for fixed income securities that were in unrealized loss positions, the Company has determined that (i) it does not have the intent to sell any of these investments, and (ii) it is more likely than not that it will not be required to sell any of these investments before recovery of the entire amortized cost basis.

The sale and/or maturity of available-for-sale securities resulted in the following activity (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Proceeds from sales	$549	$58,416	$11,549	$150,301
Gross gains	—	2	5	12
Gross losses	—	—	—	—

The contractual maturities of the Company’s available-for-sale securities as of June 30, 2018 are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties (in thousands):

	June 30, 2018
	Amortized Cost	Fair Value
Within 1 year	$46,698	$46,698
After 1 year through 5 years	—	—
After 5 years through 10 years	—	—
After 10 years	5,942	5,662

Total	$52,640	$52,360

Other-than-temporary investment impairments - ARRIS evaluates its investments for any other-than-temporary impairment on a quarterly basis considering all available evidence, including changes in general market conditions, specific industry and individual entity data, the financial condition and the near-term prospects of the entity issuing the security, and the Company’s ability and intent to hold the investment until recovery. For the three and six months ended June 30, 2018, ARRIS concluded that no other-than-temporary impairment losses existed.

For the three and six months ended June 30, 2017, the Company concluded that one private company had indicators of impairment, as the cost basis exceeded the fair value of the investments resulting in other-than-temporary impairment charges of $2.8 million. These charges are reflected in the Consolidated Statements of Operations.

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

Level 2: Observable prices that are based on inputs not quoted on active markets but corroborated by market data.

Level 3: Unobservable inputs are used when little or no market data is available.

The following table presents the Company’s investment assets (excluding equity and cost method investments) and derivatives measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018
	Level 1	Level 2	Level 3	Total
Certificates of deposit (non-U.S.)	$—	$46,698	$—	$46,698
Corporate obligations	—	14	—	14
Money markets	37	—	—	37
Mutual funds	82	—	—	82
Other investments	—	5,529	—	5,529
Interest rate derivatives — asset derivatives	—	21,077	—	21,077
Interest rate derivatives — liability derivatives	—	(377)	—	(377)
Foreign currency contracts — asset position	—	4,598	—	4,598
Foreign currency contracts — liability position	—	(166)	—	(166)

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Certificates of deposit (non-U.S.)	$—	$12,809	$—	$12,809
Corporate bonds	—	11,065	—	11,065
Corporate obligations	—	13	—	13
Money markets	38	—	—	38
Mutual funds	79	—	—	79
Other investments	—	5,588	—	5,588
Interest rate derivatives — asset derivatives	—	10,156	—	10,156
Interest rate derivatives — liability derivatives	—	(4,024)	—	(4,024)
Foreign currency contracts — asset position	—	405	—	405
Foreign currency contracts — liability position	—	(8,802)	—	(8,802)

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

During the six months ended June 30, 2018, the Company recorded partial impairment of goodwill of $3.4 million related to our Cloud TV reporting unit, of which $1.2 million is attributable to the noncontrolling interest, respectively. During the fourth quarter of 2017, the Company recorded partial impairments of goodwill and indefinite-lived tradenames of $51.2 million and $3.8 million, respectively, acquired in the ActiveVideo acquisition and included as part of the Cloud TV reporting unit, of which $19.3 million is attributable to the noncontrolling interest. See Note 5 Goodwill and Intangible Assets for further discussion.

The Company believes the principal amount of debt as of June 30, 2018 approximated fair value because of interest-bearing rates that are adjusted periodically, analysis of recent market conditions, prevailing interest rates, and other Company specific factors. The Company has classified the debt as a Level 2 item within the fair value hierarchy.

Note 8. Derivative Instruments and Hedging Activities

Overview

ARRIS is exposed to financial market risk, primarily related to foreign currency and interest rates. These exposures are actively monitored by management. To manage the volatility related to certain of these exposures, the Company enters a variety of derivative financial instruments. Management’s objective is to reduce, where it is deemed appropriate to do so, fluctuations in earnings and cash flows associated with changes in foreign currency and interest rates. ARRIS’s policies and practices are to use derivative financial instruments only to the extent necessary to manage exposures. ARRIS does not hold or issue derivative financial instruments for trading or speculative purposes.

The Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a specific risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives also may be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting. In accordance with the FASB’s fair value measurement guidance, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

Cash Flow Hedges of Interest Rate Risk

The Company’s senior secured credit facilities, which are comprised of (i) a “Term Loan A Facility”, (ii) a “Term Loan A-1 Facility”, (iii) a “Term Loan B-3 Facility”, and (iv) a “Revolving Credit Facility”, have variable interest rates based on LIBOR. (See Note 15 Indebtedness for additional details.) As a result of exposure to interest rate movements, during 2015, the Company entered into various interest rate swap arrangements, which effectively converted $625.0 million of its variable-rate debt based on one-month LIBOR to an aggregate fixed rate of 2.25% plus a leverage-based margin. During 2016, due to additional exposure from the Term Loan A-1 Facility, the Company added additional interest rate swap arrangements which effectively converted $450.0 million of the Company’s variable-rate debt based on one-month LIBOR to an aggregate fixed rate of 0.98% plus a leverage-based margin. Total notional amount of these swaps as of June 30, 2018 was $1,075.0 million and each swap matures on March 31, 2020. During the six months ended June 30, 2018, the Company entered into new forward-starting interest rate swap arrangements which effectively will convert $1,075.0 million of the Company’s variable-rate debt based on one-month LIBOR to an aggregate fixed rate of 2.63% plus a leverage-based margin for the period beginning March 31, 2020 and ending June 30, 2022. ARRIS has designated these swaps as cash flow hedges, and the objective of these hedges is to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2018, such derivatives were used to hedge the variable cash flows associated with debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and six months ended June 30, 2018, approximately $0.1 million and $0.4 million expense has been recorded related to hedge ineffectiveness by the Company.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Over the next 12 months, the Company estimates that an additional $7.2 million may be reclassified as a decrease to interest expense.

The table below presents the impact the Company’s derivative financial instruments had on Consolidated Statement of Operations (in thousands):

	Location of Gain(Loss) Reclassified from	Three months ended June 30,		Six months ended June 30,
	AOCI into Income	2018	2017	2018	2017
Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Interest expense	$5,280	$(2,787)	$14,381	$(733)
Amounts Reclassified from Accumulated OCI into Income (Effective Portion)	Interest expense	(551)	590	(248)	1,795

The following table indicates the location on the Consolidated Balance Sheets in which the Company’s derivative assets and liabilities designated as hedging instruments have been recognized and the related fair values of those derivatives (in thousands):

	Balance Sheet Location	June 30, 2018	December 31, 2017
Interest rate derivatives — asset derivatives	Other current assets	7,132	3,590
Interest rate derivatives — asset derivatives	Other assets	13,945	6,566
Interest rate derivatives — liability derivatives	Other accrued liabilities	—	(3,053)
Interest rate derivatives — liability derivatives	Other noncurrent liabilities	(377)	(971)

Credit-risk-related Contingent Features

Each of ARRIS’s agreements with its derivative counterparties contains a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. As of June 30, 2018 and December 31, 2017, the fair value of derivatives, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was a net asset position of $20.7 million and $6.1 million, respectively. As of June 30, 2018, the Company has not posted any collateral related to these agreements nor has it required any of its counterparties to post collateral related to these or any other agreements.

Non-designated hedges of foreign currency risk

The Company has U.S. dollar functional currency entities that bill certain international customers in their local currency and foreign functional currency entities that procure in U.S. dollars. ARRIS also has certain predictable expenditures for international operations in local currency. Additionally, certain intercompany transactions are denominated in foreign currencies and subject to revaluation. To mitigate the volatility related to fluctuations in the foreign exchange rates for certain exposures, ARRIS has entered into various foreign currency contracts. As of June 30, 2018, the Company had forward contracts with notional amounts totaling 30 million euros which mature throughout 2018, forward contracts with a total notional amount of 30 million Australian dollars which mature throughout 2018 and 2019, forward contracts with notional amounts totaling 15 million Canadian dollars which mature throughout 2018, forward contracts with notional amounts totaling 40 million British pounds which mature throughout 2018 and forward contracts with notional amounts totaling 479.2 million South African rand which mature throughout 2018 and 2019.

The Company’s objectives in using foreign currency derivatives are to add stability to foreign currency gains and losses recorded as other expense (income) and to manage its exposure to foreign currency movements. To accomplish this objective, the Company uses foreign currency option and foreign currency forward contracts as part of its foreign currency risk management strategy. The Company’s foreign currency derivative instruments economically hedge certain risk but are not designated as hedges, and accordingly, all changes in the fair value of the instruments are recognized as a loss (gain) on foreign currency in the Consolidated Statements of Operations. The maximum time frame for ARRIS’s derivatives is currently 12 months.

The following table indicates the location on the Consolidated Balance Sheets in which the Company’s derivative assets and liabilities not designated as hedging instruments have been recognized and the related fair values of those derivatives (in thousands):

	Balance Sheet Location	June 30, 2018	December 31, 2017
Foreign exchange contracts — asset derivatives	Other current assets	$4,598	$405
Foreign exchange contracts — liability derivatives	Other accrued liabilities	(166)	(8,202)
Foreign exchange contracts — liability derivatives	Other non-current liabilities	—	(600)

The change in the fair values of ARRIS’s derivatives not designated as hedging instruments recorded in the Consolidated Statements of Operations were as follows (in thousands):

	Statement of Operations Location	Three months ended June 30,		Six months ended June 30,
		2018	2017	2018	2017
Foreign exchange contracts	(Gain) loss on foreign currency	$(16,350)	$9,612	$(8,882)	$16,319

Note 9. Pension Benefits

Components of Net Periodic Pension Cost (in thousands):

	U.S. Pension Plans		Non-U.S. Pension Plans
	Three months ended June 30,		Three months ended June 30,
	2018	2017	2018	2017
Service cost	$—	$—	$158	$154
Interest cost	345	434	101	113
Return on assets (expected)	(62)	(224)	(68)	(75)
Amortization of net actuarial loss(gain)	253	138	—	—

Net periodic pension cost	$536	$348	$191	$192

	U.S. Pension Plans		Non-U.S. Pension Plans
	Six months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Service cost	$—	$—	$317	$308
Interest cost	691	867	202	226
Return on assets (expected)	(124)	(448)	(137)	(150)
Amortization of net actuarial loss(gain)	506	276	—	—

Net periodic pension cost	$1,073	$695	$382	$384

Employer Contributions

All the amounts in the tables above, other than service costs, were recorded in Other (income) expense, net on the unaudited Consolidated Statements of Operations.

No minimum funding contributions are required in 2018 under the Company’s U.S. defined benefit plan. During the three and six months ended June 30, 2018, the Company made a minimum funding contribution of $0.3 million and $1.4 million, respectively, related to its Taiwan pension plan. During the three and six months ended June 30, 2017, the Company made a minimum funding contribution of $0.3 and $0.6 million, respectively, related to its Taiwan pension plan.

In late 2017, the Company commenced the process of terminating its U.S. defined benefit pension plan. Ultimate plan termination is subject to regulatory approval and to prevailing market conditions and other considerations. In the event approvals are received and the Company proceeds with effecting termination, settlement of the plan obligations is expected to occur in 2019. If the settlement occurs as expected in 2019, the plan’s deferred actuarial losses remaining in accumulated other comprehensive income (loss) at that time will be recognized as expense.

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

Information regarding the changes in ARRIS’s aggregate product warranty liabilities for the six months ended June 30, 2018 was as follows (in thousands):

Balance at December 31, 2017	$76,089
Accruals related to warranties (including changes in assumptions)	15,378
Settlements made (in cash or in kind)	(23,010)

Balance at June 30, 2018	$68,457

The decline in the warranty accrual resulted from lower sales volume of CPE products, accompanied by settlement of warranty claims for amounts less than their previously recorded value.

Note 11. Inventories

The components of inventory were as follows, net of reserves (in thousands):

	June 30, 2018	December 31, 2017
Raw material	$150,399	$149,328
Work in process	7,602	5,416
Finished goods	645,216	670,467

Total inventories, net	$803,217	$825,211

Note 12. Property, Plant and Equipment

Property, plant and equipment, at cost, consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Land	$26,652	$68,562
Buildings and leasehold improvements	204,579	205,534
Machinery and equipment	453,702	466,325

	684,933	740,421
Less: Accumulated depreciation	(384,942)	(367,954)

Total property, plant and equipment, net	$299,991	$372,467

In February 2018, the Company announced an agreement to sell its manufacturing facility in New Taipei City, Taiwan, along with certain manufacturing fixed assets. The aggregate consideration for the acquired assets is $81.3 million ($75.0 million for the facility and land, plus $6.3 million for the manufacturing fixed assets). As a condition of sale, the Company will indemnify the buyer for certain environmental obligations up to $7.0 million. The assets have been reclassified as held for sale and were measured at their carrying amount. Total assets held for sale at June 30, 2018 were $58.1 million, which is reported in the Consolidated Balance Sheets as a component of “Other current assets.” The sale is expected to close in the second half of 2018.

Note 13. Restructuring, Acquisition and Integration

Restructuring

The following table represents a summary of and changes to the restructuring accrual, which is primarily composed of accrued severance and other employee costs and contractual obligations that related to excess leased facilities (in thousands):

	Employee severance & termination benefits	Contractual obligations and other	Total
Balance at December 31, 2017	$4,379	$3,302	$7,681
Restructuring charges	31,664	119	31,783
Cash payments / adjustments	(7,794)	(826)	(8,620)

Balance at June 30, 2018	$28,249	$2,595	$30,844

Employee severance and termination benefits – In the second quarter of 2018, ARRIS recorded restructuring charges of $21.2 million which included $15.5 million related to severance and employee termination benefits for approximately 150 employees as well as $5.7 million related to additional termination benefits associated with the planned sale of the factory in Taiwan. These initiatives affected all segments, with the exception of Enterprise Networks during the period. The liability for the plan is expected to be paid in 2018.

In the first quarter of 2018, ARRIS recorded restructuring charges of $10.5 million related to severance and employee termination benefits for 850 employees, including the planned sale of the factory in Taiwan. This initiative affected all segments. The liability for the plan is expected to be paid in 2018.

In 2017, ARRIS recorded restructuring charges of $13.3 million related to severance and employee termination benefits for 195 employees. This initiative affected all segments. The liability for the plan has been materially settled as of June 30, 2018.

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

Acquisition

During the three and six months ended June 30, 2018, acquisition expenses were approximately $0.6 million and $0.7 million, respectively. During the three and six months ended June 30, 2017, acquisition expenses were approximately $2.3 million and $4.7 million, respectively. These expenses related to the acquisition of the Ruckus Networks and consisted of banker and other fees.

Integration

Integration expenses of approximately $1.1 million and $4.0 million were recorded during the three and six months ended June 30, 2018, respectively. Integration expenses of approximately $0.3 million and $1.6 million were recorded during the three months and six months ended June 30, 2017, respectively. These expenses related to integration-related outside services following the Ruckus Networks and Pace acquisitions.

Note 14. Indebtedness

The following is a summary of indebtedness and lease financing obligations (in thousands):

	As of June 30, 2018	As of December 31, 2017
Current liabilities:
Term A loan	$19,550	$19,550
Term A-1 loan	62,500	62,500
Term B-3 loan	5,450	5,450
Lease finance obligation	958	870

Current obligations	88,458	88,370
Current deferred financing fees and debt discount	(4,749)	(4,811)

	83,709	83,559
Noncurrent liabilities:
Term A loan	356,787	366,562
Term A-1 loan	1,140,625	1,171,875
Term B-3 loan	532,738	535,463
Revolver	—	—
Lease finance obligation	60,530	61,032

Noncurrent obligations	2,090,680	2,134,932
Noncurrent deferred financing fees and debt discount	(16,328)	(18,688)

	2,074,352	2,116,244

Total	$2,158,061	$2,199,803

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

Interest rates on borrowings under the senior secured credit facilities are set forth in the table below.

	Rate	As of June 30, 2018
Term A Loan	LIBOR + 1.75%	3.84%
Term A-1 Loan	LIBOR + 1.75%	3.84%
Term B-3 Loan	LIBOR + 2.25%	4.34%
Revolving Credit Facility (1)	LIBOR + 1.75%	Not Applicable

(1)	Includes unused commitment fee of 0.30% and letter of credit fee of 1.75% not reflected in interest rate above.

The Credit Agreement provides for adjustments to the interest rates paid on the Term A Loan, Term A-1 Loan, Term B-3 Loan and Revolving Credit Facility based upon the achievement of certain leverage ratios.

Borrowings under the senior secured credit facilities are secured by first priority liens on substantially all the assets of ARRIS and certain of its present and future subsidiaries who are or become parties to, or guarantors under, the Credit Agreement governing the senior secured credit facilities. The Credit Agreement provides terms for mandatory prepayments and optional prepayments and commitment reductions. The Credit Agreement also includes events of default, which are customary for facilities of this type (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all amounts outstanding under the credit facilities may be accelerated. The Credit Agreement contains usual and customary limitations on indebtedness, liens, restricted payments, acquisitions and asset sales in the form of affirmative, negative and financial covenants, which are customary for financings of this type, including the maintenance of a minimum interest coverage ratio and a maximum leverage ratio. As of June 30, 2018, ARRIS was in compliance with all covenants under the Credit Agreement.

During the three and six months ended June 30, 2018, the Company made mandatory payments of approximately $21.9 million and $43.8 million, respectively, related to the senior secured credit facilities.

Other

As of June 30, 2018, the scheduled maturities of the contractual debt obligations for the next five years are as follows (in thousands):

2018 (for the remaining six months)	$43,750
2019	87,500
2020	87,500
2021	87,500
2022	1,297,738
Thereafter	513,662

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

As of January 1, 2018, the Company has changed the composition of its measurement of segment profit and loss (direct contribution) used by the Company’s chief operating decision maker. Beginning in 2018, the Company charges bonus, equity compensation and certain other costs which are now directly aligned with each of its segments within its measurement of segment profit and loss (direct contribution). These costs historically were included as part of “Corporate and Unallocated Costs”. Consequently, the Company’s segment information for the 2017 period has been restated to reflect such change.

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

The table below represents information about the Company’s reportable segments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales to external customers:
CPE	$1,008,131	$1,155,883	$1,883,357	$2,210,939
N&C	549,496	510,972	1,087,760	941,408
Enterprise	172,240	—	342,154	—
Other (1)	(3,327)	(2,685)	(9,021)	(5,071)

Total	1,726,540	1,664,170	3,304,250	3,147,276

Direct contribution:
CPE	85,723	113,852	135,484	222,764
N&C	201,282	172,658	429,820	284,758
Enterprise	17,774	—	43,302	—

Segment total	304,779	286,510	608,606	507,522

Corporate and unallocated costs	(146,577)	(130,172)	(305,722)	(251,527)
Amortization of intangible assets	(90,485)	(91,012)	(205,193)	(184,657)
Impairment of goodwill	—	—	(3,400)	—
Integration, acquisition, restructuring and other	(22,844)	(9,690)	(36,499)	(19,785)

Operating income (loss)	44,873	55,636	57,792	51,553

Interest expense	23,647	23,344	46,173	43,027
(Gain) loss on investments	(844)	3,609	(317)	8,139
Interest income	(1,792)	(1,788)	(3,324)	(3,709)
(Gain) loss on foreign currency	(824)	9,373	4,009	14,113
Other expense (income), net	(169)	926	(61)	841

Income (loss) before income taxes	$24,855	$20,172	$11,312	$(10,858)

(1)	Adjustments related acquisition accounting impacts related to deferred revenue

The compositions of our corporate and unallocated costs that are reflected in the consolidated statement of operations were as follow (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Corporate and unallocated costs:
Cost of sales	$17,383	$13,549	$54,181	$28,022
Selling, general and administrative expenses	100,820	92,191	194,491	175,846
Research and development expenses	28,374	24,432	57,050	47,659

Total	$146,577	$130,172	$305,722	$251,527

Note 16. Sales Information

Revenues from external customers are attributed to individual countries on an end-customer basis, based on domicile of the purchasing entity, if known, or the location of the customer’s headquarters if the specific purchasing entity within the customer is unknown. ARRIS sells a majority its products in the United States. The Company’s non-U.S. revenue is generated from Asia Pacific, Canada, Europe, Middle East and Latin America. Sales to customers outside of United States were approximately 42.4% and 42.9% of total sales for the three and six months ended June 30, 2018, respectively. For the three and six months ended June 30, 2017, sales to customers outside of United States were approximately 32.6% and 33.9%, respectively.

The table below set forth our sales based on geography of our customers (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
U.S.	$993,843	$1,121,079	$1,887,001	$2,079,556
Non-U.S.
Americas, excluding U.S.	328,093	256,260	583,711	548,861
Asia Pacific	92,097	108,458	199,611	160,373
EMEA	312,507	178,373	633,927	358,486

Total non-U.S.	732,697	543,091	1,417,249	1,067,720

Total sales	$1,726,540	$1,664,170	$3,304,250	$3,147,276

Note 17. Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for the periods indicated (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Basic:
Net income (loss) attributable to ARRIS International plc	$35,754	$30,336	$22,154	$(8,762)
Weighted average shares outstanding	184,216	186,803	184,376	188,291
Basic earnings (loss) per share	$0.19	$0.16	$0.12	$(0.05)
Diluted:
Net income (loss) attributable to ARRIS International plc	$35,754	$30,336	$22,154	$(8,762)
Weighted average shares outstanding	184,216	186,803	184,376	188,291
Net effect of dilutive equity awards	1,453	2,199	1,912	—

Total	185,669	189,002	186,288	188,291
Diluted earnings (loss) per share	$0.19	$0.16	$0.12	$(0.05)

Potential dilutive shares include stock options, unvested restricted and performance awards and warrants.

For the three months ended June 30, 2018 and 2017, approximately 2.0 million and 3.4 million of the equity-based awards were excluded from the computation of diluted earnings per share. For the six months ended June 30, 2018 approximately 1.9 million of the equity-based awards were excluded from the computation of diluted earnings per share. For the six months ended June 30, 2017, all the equity-based awards were excluded from the computation of diluted earnings per share. These exclusions are made if the Company has net losses, of which have an anti-dilutive effect.

During the six months ended June 30, 2018, the Company issued 1.5 million ordinary shares related to the vesting of restricted shares, as compared to 2.6 million shares for the twelve months ended December 31, 2017.

The warrants have a dilutive effect in those periods in which the average market price of the shares exceeds the current effective conversion price (under the treasury stock method) and are not subject to performance conditions. There is no vesting in the first half of 2018. The dilutive effect of these vested shares was immaterial.

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

The Tax Cuts and Jobs Act of 2017 (the “Act”) enacted on December 22, 2017 introduced significant changes to U.S. income tax law including, but not limited to, a reduction to the U.S. statutory tax rate from 35% to 21%, creation of new taxes on certain foreign-sourced earnings and certain intercompany payments, introduction of limits on interest deductibility, and increased limitations on certain executive compensation. Since the Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected during 2018, the Company considers the accounting of the impacts of the Act to be incomplete due to additional work necessary to determine re-measurement of any changes to deferred tax assets and liabilities associated with any acquisition accounting adjustments for fair market value adjustments made within the acquisition accounting measurement period; (2) assess any forthcoming guidance; and (3) finalize its ongoing analysis of final year-end data and tax positions. Any subsequent adjustment to these amounts is recorded to tax expense in the quarter of 2018 when the analysis is complete.

As the Company obtains and analyzes more information and interprets the Act and any additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service (IRS), and other standard-setting bodies, the Company may adjust the provisional amounts. Those adjustments may materially affect the provision for income taxes and effective tax rate in the period in which the adjustments are made. The only significant adjustments made during the six months ended June 30, 2018 were a direct result of the acquisition accounting adjustments made during the quarters for fair value adjustments. As a result of the change to the fair value of certain assets and liabilities, the gross deferred tax amounts associated with those assets and liabilities also changed. The fair value adjustments are as of the acquisition date, December 1, 2017, resulting in the gross deferred tax impacts being measured at the applicable enacted tax rate of 35% on that date. These deferred tax impacts were then remeasured to 21% to reflect the enacted rate as of December 22, 2017. As a result of these acquisition accounting measurement period adjustments, the Company recorded discrete tax expense of $2.7 million and tax benefit of $5.6 million during the first quarter of 2018 and second quarter of 2018, respectively.

In the fourth quarter of 2017, the Company estimated $(0.2) million tax benefit for the impact of the one-time transition tax for the deemed repatriation of the earnings of the ARRIS controlled foreign corporations. The Company expects to finalize this amount during the third quarter of 2018. The Company has recorded current tax on its global intangible low-taxed income (“GILTI”) relative to the 2018 operations and has elected to account for GILTI as period costs when incurred. No other significant adjustments were made during the second quarter of 2018. The Company will complete our analysis within the measurement period in accordance with Staff Accounting Bulletin No. 118.

The Company reported the following operating results for the periods presented (in thousands):

	Three Months Ended June 30		Six Months Ended June 30,
	2018	2017	2018	2017
Income (loss) before income taxes	$24,855	$20,172	$11,312	$(10,858)
Income tax (benefit) expense	(9,944)	(8,302)	(6,454)	1,699
Effective income tax rate	(40.0)%	(44.8)%	(57.1)%	(15.6)%

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

The Company’s effective income tax rate for the six months ended June 30, 2018 was impacted by $1.8 million of expense related to excess book deductions for stock based compensation, $2.3 million of expense related to changes in permanent reinvestment assertions, offset by $1.3 million of benefit related to the release of uncertain tax positions due to settlement of audits, $2.8 million of benefit related to the effects of tax rate changes in the U.S., and $4.2 million of benefit related to an internal restructuring to move certain Ruckus Networks intangible property into the U.S.

The Company’s effective income tax rate for the six months ended June 30, 2017 was impacted by $8.0 million related to the intra-entity sale of an asset, offset by $4.0 million of benefit related to statute closures for uncertain tax positions and $4.8 million of benefit related to the reversal of interest related to uncertain tax positions.

Note 19. Shareholders’ Equity

The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to shareholders of ARRIS International plc and equity attributable to noncontrolling interest (in thousands):

	Ordinary Shares	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total ARRIS International plc stockholders’ equity	Non- controlling Interest	Total stockholders’ equity
Balance, December 31, 2017	$2,768	$3,387,128	$(225,881)	$4,552	$3,168,567	$15,467	$3,184,034
Net income	—	—	22,154	—	22,154	(4,388)	17,766
Other comprehensive income, net of tax	—	—	—	(9,200)	(9,200)	26	(9,174)
Compensation under stock award plans	—	42,759	—	—	42,759	—	42,759
Issuance of ordinary shares and other	21	(4,982)	—	—	(4,961)	—	(4,961)
Repurchase of ordinary shares, net	(67)	—	(124,876)	—	(124,943)	—	(124,943)
Contribution from noncontrolling interest	—	—	—	—	—	2,257	2,257
Cumulative effect adjustment to opening balance (1)	—	—	(1,128)	—	(1,128)	2,694	1,566

Balance, June 30, 2018	$2,722	$3,424,905	$(329,731)	$(4,648)	$3,093,248	$16,056	$3,109,304

(1)	Cumulative adjustment related to the adoption of accounting standards.

Note 20. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss) by component, net of taxes (in thousands):

	Available-for sale securities	Derivative instruments	Pension obligations	Cumulative translation adjustments	Total Accumulated Other Comprehensive Income (Loss)	Less AOCI attributable to Non- controlling Interest	Total ARRIS International plc AOCI
Balance, December 31, 2017	$662	$5,589	$(8,993))	$7,243	$4,501	$51	$4,552
Other comprehensive income before reclassifications	—	11,316	—	(19,663)	(8,347)	(26)	(8,373)
Amounts reclassified from accumulated other comprehensive income (loss)	(662)	(194)	29	—	(827)	—	(827)

Net current-period other comprehensive income (loss)	(662)	11,122	29	(19,663)	(9,174)	(26)	(9,200)

Balance as of June 30, 2018	$—	$16,710	$(8,964)	$(12,369)	$(4,673)	$25	$(4,648)

	Available-for sale securities	Derivative instruments	Pension obligations	Cumulative translation adjustments	Total Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total ARRIS International plc AOCI
Balance, December 31, 2016	$137	$671	$(6,810)	$9,281	$3,279	$12	$3,291
Other comprehensive income before reclassifications	204	(456)	—	(2,046)	(2,298)	28	(2,270)
Amounts reclassified from accumulated other comprehensive income (loss)	58	1,117	15	—	1,190	—	1,190

Net current-period other comprehensive income (loss)	262	661	15	(2,047)	(1,108)	28	(1,080)

Balance as of June 30, 2017	$399	$1,332	$(6,795)	$7,234	$2,171	$40	$2,211

Note 21. Repurchases of ARRIS Shares

The table below sets forth the purchases of ARRIS shares for the quarter ended June 30, 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
April 2018	894,627	$26.64	894,627	476,169
May 2018	393,080	$25.50	393,080	466,145
June 2018 (2)	2,663,531	$24.81	2,663,403	400,057

(1)

An aggregate of 128 shares shown in the table above were subject to equity awards that were cancelled for cash to satisfy employee minimum tax withholding obligations that arose on the vesting of the applicable restricted stock units.

(2)	Includes an aggregate of 557,715 shares (approximately $13.7 million) pending settlement as of June 30, 2018.

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

During the first quarter of 2018, the Company repurchased 1.0 million shares of its ordinary shares for $25.0 million at an average share price of $25.35. During the second quarter of 2018, the Company repurchased 4.0 million shares of its ordinary shares for $99.9 million at an average share price of $25.29. The remaining authorized amount for share repurchases under this plan was $400.1 million as of June 30, 2018. Since the end of the second quarter through August 1, 2018, we have repurchased an additional 2.0. million ordinary shares for approximately $50.0 million. The remaining authorized amount for share repurchases under this plan was $350.0 million as of August 1, 2018. In August 2018, we announced that we intend to purchase a minimum of $400 million of our ordinary shares in 2018, subject to market conditions.

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

Note 22. Commitments and Contingencies

Legal Proceedings

The Company accrues a liability for legal contingencies when it believes that it is both probable that a liability has been incurred and that it can reasonably estimate the amount of the loss. The Company reviews these accruals and adjusts them to reflect ongoing negotiations, settlements, rulings, advice of legal counsel and other relevant information. To the extent new information is obtained and the Company’s views on the probable outcomes of claims, suits, assessments, investigations or legal proceedings change, changes in the Company’s accrued liabilities would be recorded in the period in which such determinations are made. Unless noted otherwise, the amount of liability is not probable, or the amount cannot be reasonably estimated; and, therefore, accruals have not been made.

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

Comparisons to our prior period results are impacted by the acquisition of Ruckus Networks on December 1, 2017.

Business and Financial Highlights

Business Highlights

•	We have made significant progress in the integration of the Ruckus business operations, which were acquired in December of 2017.

•	Revenues increased with the inclusion of Enterprise sales and strong sales in N&C, primarily for CMTS products, which were offset by a decline in CPE sales.

•	International revenues reflected strong growth as operators invested in broadband and video capabilities and were 43% of total revenues in the first half of 2018.

•

In the first half of 2018, we repurchased approximately 4.9 million ordinary shares for $124.9 million and added $300.0 million of additional share repurchase authority. Through August 1, 2018, we have repurchased an additional 2.0 million ordinary shares for $50.0 million.

•	The Company intends to repurchase a minimum of $400 million of shares in 2018, subject to market conditions.

Financial Highlights

•	Sales in the second quarter and first half of 2018 were $1,726.5 million and $3,304.3 million, respectively, as compared to $1,664.2 million and $3,147.3 million in the same period in 2017.

•

Gross margin percentage was 28.9% in the second quarter of 2018, which compares to 24.2% in the second quarter of 2017. The increase in the margin reflects higher sales with the inclusion of Enterprise Networks and changes in product mix, which are helping offset memory and other product cost increases in our CPE products.

•

Total operating expenses (excluding amortization of intangible assets, impairment of goodwill, integration, acquisition, restructuring charges and other costs) in the second quarter of 2018 were $340.6 million, as compared to $247.0 million in the same period last year. The increase primarily reflects the incremental expense associated with our acquisition of Ruckus Networks. In the quarter, the Company increased its investment in sales and marketing and research and development for the Enterprise segment to help grow sales and market share.

•

We ended the second quarter of 2018 with $548.1 million of cash, cash equivalents and marketable security investments. We generated approximately $199.3 million of cash from operating activities through the first six months of 2018, which compares to $495.9 million during the same period in 2017. Inventories declined $46 million quarter over quarter.

•

We ended the second quarter of 2018 with long-term debt of $2,117.7 million, at face value, the current portion of which is $87.5 million. We made mandatory payments of $43.8 million in the first six months of 2018.

Comparison of Operations for the Three and Six Months Ended June 30, 2018 and 2017

Net Sales

The table below sets forth our net sales for each of our segments (in thousands, except percentages):

	Net Sales				Increase (Decrease) Between 2018 and 2017
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Three Months Ended June 30		For the Six Months Ended June 30
	2018	2017	2018	2017	$	%	$	%
Segment:
CPE	$1,008,131	$1,155,883	$1,883,357	$2,210,939	$(147,752)	(12.8)%	$(327,582)	(14.8)%
N&C	549,496	510,972	1,087,760	941,408	38,524	7.5%	146,352	15.5%
Enterprise	172,240	—	342,154	—	172,240	100.0%	342,154	100.0%
Other (1)	(3,327)	(2,685)	(9,021)	(5,071)	(642)	(23.9)%	(3,950)	(77.9)%

Total sales	$1,726,540	$1,664,170	$3,304,250	$3,147,276	$62,370	3.7%	$156,974	5.0%

(1)	Adjustments related to acquisition accounting impacts related to deferred revenue

The table below sets forth sales based on geography of our customers (in thousands, except percentages):

	Net Sales				Increase (Decrease) Between 2018 and 2017
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Three Months Ended June 30		For the Six Months Ended June 30
	2018	2017	2018	2017	$	%	$	%
U.S.	$993,843	$1,121,079	$1,887,001	$2,079,556	$(127,236)	(11.3)%	$(192,555)	(9.3)%
Non-U.S.
Americas, excluding U.S.	328,093	256,260	583,711	548,861	71,833	28.0%	34,850	6.3%
Asia Pacific	92,097	108,458	199,611	160,373	(16,361)	(15.1)%	39,238	24.5%
EMEA	312,507	178,373	633,927	358,486	134,134	75.2%	275,441	76.8%

Total non-U.S.	732,697	543,091	1,417,249	1,067,720	189,606	34.9%	349,529	32.7%

Total sales	$1,726,540	$1,664,170	$3,304,250	$3,147,276	$62,370	3.7%	$156,974	5.0%

Customer Premises Equipment Net Sales 2018 vs. 2017

During the three and six months ended June 30, 2018, sales in the CPE segment decreased approximately 12.8% and 14.8%, respectively, as compared to the same period in 2017. The decrease is primarily attributable to lower cable and telco sales in the United States. We anticipate the continued overall trend towards more broadband CPE sales and less video CPE sales as operators adopt all IP networks and continue their investment in higher speed internet services and better in-home Wi-Fi capabilities, although there will continue to be variability in mix quarter to quarter. The Company is also being more selective about opportunities being pursued depending upon the profitability of the sales.

Network and Cloud Net Sales 2018 vs. 2017

During the three and six months ended June 30, 2018, sales in the N&C segment increased approximately 7.5% and 15.5%, respectively, as compared to the same period in 2017. The increase is primary due to increased CMTS product sales, partially offset by slightly lower Access Technologies products and professional services sales.

Enterprise Networks Net Sales 2018 vs. 2017

During the three and six months ended June 30, 2018, sales in the Enterprise segment were $172.2 million and $342.2 million, respectively. Revenues were not included in the same period of 2017, as the acquisition of Ruckus Networks was completed in the fourth quarter of 2017. We anticipate revenues to increase in the second half of 2018.

Gross Margin

The table below sets forth our gross margin (in thousands, except percentages):

	Gross Margin				Increase (Decrease) Between 2018 and 2017
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Three Months Ended June 30		For the Six Months Ended June 30
	2018	2017	2018	2017	$	%	$	%
Gross margin dollars	$498,755	$403,357	974,438	740,615	95,398	23.7%	233,823	31.6%
Gross margin percentage	28.9%	24.2%	29.5%	23.5%		4.7		6.0

During the three and six months ended June 30, 2018, gross margin dollars increased as a result of the Ruckus Networks acquisition and a change in product mix. The Ruckus Networks acquisition impacted gross margin for 2018, due to a proportionately higher average gross margin than the historic ARRIS business. We also had higher sales of CMTS licenses which have higher margins than the average. We anticipate a mix towards more hardware in the N&C segment in the second half of 2018 which will modestly reduce gross margin. This increase is offset by continued pressure on gross margin relating to memory pricing and other component costs, particularly in the CPE segment which are expected to continue in the near term and could make it difficult to return to historical gross margin levels. The gross margin for the three and six months ended June 30, 2018 included $17.0 million of increased costs associated with writing up the historic cost of the Ruckus Networks inventory to fair value at the date of acquisition (subsequently increasing cost of sales). In addition, during the three and six months ended June 30, 2018, the gross margins were impacted by $3.3 million and $9.0 million, respectively, associated with a reduction in sales related to the acquisition accounting impacts of deferred revenue.

During the three and six months ended June 30, 2017, gross margins were also impacted by $2.7 million and $5.1 million, respectively, associated with a reduction in sales associated with the fair value of warrants issued to customers.

Operating Expenses

The table below provides detail regarding our operating expenses (in thousands, except percentages):

	Operating Expenses				Increase (Decrease) Between 2018 and 2017
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Three Months Ended June 30		For the Six Months Ended June 30
	2018	2017	2018	2017	$	%	$	%
Selling, general and administrative	$173,353	$113,921	$334,557	$218,560	$59,432	52.2%	$115,997	53.1%
Research and development	167,200	133,098	336,997	266,060	34,102	25.6%	70,937	26.7%
Amortization of intangible assets	90,485	91,012	205,193	184,657	(527)	(0.6)%	20,536	11.1%
Impairment of goodwill	—	—	3,400	—	—	—	3,400	100.0%
Integration, acquisition, restructuring & other other	22,844	9,690	36,499	19,785	13,154	135.7%	16,714	84.5%

Total	$453,882	$347,721	$916,646	$689,062	$106,161	30.5%	$227,584	33.0%

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

SG&A expenses increased for the three and six months ended June 30, 2018 compared to the prior year as result of the inclusion of incremental expense related to our acquisition of Ruckus Network. We increased our investment in sales and marketing and research and development in the Enterprise segment in the quarter.

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

During the three and six months ended June 30, 2018, R&D expenses increased as compared to the same period in 2017. The increase is primarily the result of the inclusion of incremental expenses related to our acquisition of Ruckus Networks.

Amortization of Intangible Assets

Our intangible amortization expense relates to finite-lived intangible assets primarily acquired in business combinations. Intangibles amortization expense for the three months ended June 30, 2018 and 2017 was $90.5 million and $91.0 million, respectively. The decrease was as a result of certain intangible assets becoming fully amortized in the second quarter of 2018. For the six months ended June 30, 2018 and 2017, intangible amortization expense was $205.2 million and $184.7 million, respectively. The increase is primarily due to the incremental amortization expense from acquired intangibles associated with the Ruckus Networks acquisition.

Impairment of Goodwill

During the six months ended June 30, 2018, we recorded partial impairment of goodwill of $3.4 million from our Cloud TV reporting unit, of which $1.2 million is attributable to the noncontrolling interest. This impairment was a result of the indirect effect of a change in accounting principle related to the adoption of new accounting standard Revenue from Contracts with Customers, resulting in changes in the composition and carrying amount of the net assets of our Cloud TV reporting unit.

Integration, Acquisition, Restructuring and Other

During the three and six months ended June 30, 2018, we recorded integration, acquisition, restructuring, and other costs of $22.8 million and $36.5 million, respectively.

During the three and six months ended June 30, 2018, we recorded acquisition related expenses and integration expenses of $1.6 million and $4.7 million, respectively. These expenses related to the acquisition of Ruckus Networks and consisted of integration related outside services and other fees. Restructuring expense of $21.2 million and $31.8 million were recorded during the three and six months ended June 30, 2018, respectively. This primarily related to a restructuring plan that affected approximately 1,000 employees across the company, including the planned sale of our factory in Taiwan.

During the three and six months ended June 30, 2017, we recorded acquisition related expenses and integration expenses of $2.7 million and $6.3 million, respectively. These expenses related to the pending acquisition of the Ruckus Wireless and ICX Switch product lines and consisted primarily of banker fees and other fees.

Restructuring charges of $7.0 million and $13.5 million were recorded during the three and six months ended June 30, 2017, respectively, related to employee termination benefits, voluntary retirement offering, facility closures and non-cash write-off of property, plant and equipment.

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

	Direct Contribution				Increase (Decrease) Between 2018 and 2017
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Three Months Ended June 30		For the Six Months Ended June 30
	2018	2017	2018	2017	$	%	$	%
Segment:
CPE	$85,723	$113,852	$135,484	$222,764	$(28,129)	(24.7)%	$(87,280)	(39.2)%
N&C	201,282	172,658	429,820	284,758	28,624	16.6%	145,062	50.9%
Enterprise	17,774	—	43,302	—	17,774	100.0%	43,302	100.0%

Total	$304,779	$286,510	$608,606	$507,522	$18,269	6.4%	$101,084	19.9%

Customer Premises Equipment Direct Contribution 2018 vs. 2017

During the three and six months ended June 30, 2018, the CPE segment direct contribution decreased by approximately 24.7% and 39.2%, respectively, as compared to the same period in 2017. The direct contribution was negatively impacted by lower sales and product mix, as well as lower gross margin. Memory pricing and component costs continued to depress gross margins. The Company has informed customers that price increases are required to cover increases in costs and is in the midst of completing them. Further, the proposed tariffs would apply to certain products and the Company is expecting to pass those tariffs along to customers, which could alter customer spending and prices. Our CPE reporting unit has approximately $1.4 billion of goodwill as of June 30, 2018. The estimated fair value of our CPE reporting unit is closely aligned with the ultimate amount of revenue and operating income that it achieves, and while we continue to believe that the CPE reporting unit fair value is in excess of its carrying value, a prolonged or continued erosion in the direct contribution in the CPE segment could result in an impairment of goodwill associated with this business.

Network and Cloud Direct Contribution 2018 vs. 2017

During the three and six months ended June 30, 2018, direct contribution in our N&C segment increased by approximately 16.6% and 50.9%, respectively, as compared to the same period in 2017. The increase was primarily attributable to higher sales and the mix of product, including the sale of more CMTS products, in-particular licenses. We anticipate modestly lower direct contribution in the second half of 2018, resulting from a change in mix, with higher hardware sales anticipated.

Enterprise Networks Direct Contribution 2018 vs. 2017

During the three and six months ended June 30, 2018, direct contribution in our Enterprise segment was approximately $17.8 million and $43.3 million, respectively.

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

The composition of our corporate and unallocated costs that are reflected in the consolidated statement of operations were as follows (in thousands, except percentages):

	Direct Contribution				Increase (Decrease) Between 2018 and 2017
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Three Months Ended June 30		For the Six Months Ended June 30
	2018	2017	2018	2017	$	%	$	%
Cost of sales	$17,383	$13,549	$54,181	$28,022	$3,834	28.3%	$26,159	93.4%
Selling, general and administrative	100,820	92,191	194,491	175,846	8,629	9.4%	18,645	10.6%
Research and development	28,374	24,432	57,050	47,659	3,942	16.1%	9,391	19.7%

Total	$146,577	$130,172	$305,722	$251,527	$16,405	12.6%	$54,195	21.5%

During the three and six months ended June 30, 2018, corporate and unallocated costs increased by approximately 28.3% and 93.4%, respectively, as compared to the same period in 2017. Included in the cost of sales in six months ended June 30, 2018 is $17.0 million associated with the step-up in the underlying net book value of Ruckus Networks inventory acquired in the acquisition to fair market value as of the acquisition date. The increase also reflected the inclusion of incremental expense related to our acquisition of Ruckus Networks.

Supplemental Information - Adjusted Direct Contribution and Other Costs

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

The table below sets forth our adjusted direct contribution, along with other supplemental costs disclosures:

	Three months ended June 30, 2018
	CPE	N&C	Enterprise	Corporate & Unallocated	Total
Direct contribution	$85,723	$201,282	$17,774	$(146,577)	$158,202
Adjustments:
Allocated costs	(19,662)	(28,614)	(6,223)	54,499	—
Stock compensation expense	5,927	8,647	4,485	4,444	23,503
Depreciation expense	6,958	6,571	3,158	4,543	21,230

Adjusted direct contribution	$78,946	$187,886	$19,194	$(83,091)	$202,935

Other Costs:
Amortization of intangible assets	50,621	24,749	14,300	815	90,485
Integration, acquisition, restructuring, and other costs	14,589	6,427	1,650	178	22,844

	Three months ended June 30, 2017
	CPE	N&C	Enterprise	Corporate & Unallocated	Total
Direct contribution	$113,852	$172,658	$—	$(130,172)	$156,338
Adjustments:
Allocated costs	(20,934)	(30,013)	—	50,946	—
Stock compensation expense	6,438	10,123	—	5,764	22,325
Depreciation expense	10,033	7,169	—	4,497	21,699

Adjusted direct contribution	$109,389	$159,937	$—	$(68,965)	$200,362

Other Costs:
Amortization of intangible assets	63,774	26,423	—	815	91,012
Integration, acquisition, restructuring, and other costs	4,087	1,792	2,674	1,137	9,690

	Six months ended June 30, 2018
	CPE	N&C	Enterprise	Corporate & Unallocated	Total
Direct contribution	$135,484	$429,820	$43,302	$(305,722)	$302,884
Adjustments:
Allocated costs	(39,284)	(57,105)	(11,776)	108,165	—
Stock compensation expense	11,225	16,418	6,872	8,244	42,759
Depreciation expense	14,675	13,470	6,723	9,241	44,109

Adjusted direct contribution	$122,100	$402,603	$45,121	$(180,072)	$389,752

Other Costs:
Amortization of intangible assets	113,869	49,884	39,810	1,630	205,193
Impairment of goodwill	—	3,400	—	—	3,400
Integration, acquisition, restructuring, and other costs	21,857	8,901	4,726	1,015	36,499

	Six months ended June 30, 2017
	CPE	N&C	Enterprise	Corporate & Unallocated	Total
Direct contribution	$222,764	$284,759	$—	$(251,528)	$255,995
Adjustments:
Allocated costs	(40,065)	(57,828)	—	97,893	—
Stock compensation expense	11,884	18,981	—	10,875	41,740
Depreciation expense	18,566	14,759	—	9,678	43,003

Adjusted direct contribution	$213,149	$260,671	$—	$(133,082)	$340,738

Other Costs:
Amortization of intangible assets	130,117	52,910	—	1,630	184,657
Integration, acquisition, restructuring, and other costs	5,372	5,471	6,308	2,634	19,785

Other Expense (Income)

The table below provides detail regarding our other expense (in thousands, except percentages):

	Other Expense (Income)				Increase (Decrease) Between 2018 and 2017
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Three Months Ended June 30		For the Six Months Ended June 30
	2018	2017	2018	2017	$	%	$	%
Interest expense	$23,647	$23,344	$46,173	$43,027	$303	1.3%	$3,146	7.3%
(Gain) loss on investments	(844)	3,609	(317)	8,139	(4,453)	(123.4)%	(8,456)	(103.9)%
Interest income	(1,792)	(1,788)	(3,324)	(3,709)	(4)	(0.2)%	385	10.4%
(Gain) loss on foreign currency	(824)	9,373	4,009	14,113	(10,197)	(108.8)%	(10,104)	(71.6)%
Other (income) expense, net	(169)	926	(61)	841	(1,095)	(118.3)%	(902)	(107.3)%

Total	$20,018	$35,464	$46,480	$62,411	$(15,446)	(43.6)%	$(15,931)	(25.5)%

Interest Expense

Interest expense includes the amortization of debt issuance costs (deferred finance fees and debt discounts) related to our term loans and interest expense paid on notes and term loans and other debt obligations. Interest expense for the three months ended June 30, 2018 and 2017 was $23.6 million and $23.3 million respectively. For the six months ended June 30, 2018 and 2017, interest expense was $46.2 million and $43.0 million, respectively.

In connection with the Second Amendment to the Credit Agreement, (see Note 14. Indebtedness of Notes to the Consolidated Financial Statements for additional details) we expensed approximately $2.5 million of debt issuance costs and wrote off approximately $0.3 million of existing debt issuance costs associated with certain lenders who were not party to the amended Term Loan B Facility, which were included as interest expense in the Consolidated Statements of Operations for the three and six months ended June 30, 2017.

Loss on Investments

We hold certain investments in equity securities of private and publicly-traded companies and investments in rabbi trusts associated with our deferred compensation plans and certain investments in limited liability companies and partnerships that are accounted for using the equity method of accounting. As such, our equity portion in current earnings of such companies is included in the (gain) loss on investments.

During the three months ended June 30, 2018 and 2017, we recorded net (gain) loss related to these investments of $(0.8) million and $3.6 million, respectively.    During the six months ended June 30, 2018 and 2017, we recorded a net (gain) loss related to these investments of $(0.3) million, and $8.1 million, respectively. The reduction in losses for the three and six months ended June 30, 2018, as compared to same periods of the prior year reflect the wind-down of development activities for one of our equity method investments.

Loss on Foreign Currency

During the three months ended June 30, 2018 and 2017, we recorded a foreign currency (gain) loss of approximately $(0.8) million and $9.4 million, respectively. During the six months ended June 30, 2018 and 2017, we recorded a foreign currency loss of approximately $4.0 million and $14.1 million, respectively. We have U.S. dollar functional currency entities that bill certain international customers or have liabilities payable in their local currency. Additionally, certain intercompany transactions are denominated in foreign currencies and subject to remeasurement. To mitigate the volatility related to fluctuations in the foreign exchange rates, we enter into various foreign currency contracts. The loss (gain) on foreign currency is driven by the fluctuations in the foreign currency exchange rates.

Interest Income

Interest income during the three months ended June 30, 2018 and 2017 was $1.8 million. During the six months ended June 30, 2018 and 2017, interest income was $3.3 million and $3.7 million, respectively. The income reflects interest earned on cash, cash equivalents, and short-term and long-term marketable security investments.

Other (Income) Expense, net

Other (income) expense, net for the three months ended June 30, 2018 and 2017 was $(0.2) million and $0.9 million, respectively.    For the six months ended June 30, 2018 and 2017, other (income) expense was $(0.1) million and $0.8 million, respectively.

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

Our effective income tax rate for the six months ended June 30, 2018 was impacted by $1.8 million of expense related to excess book deductions for stock based compensation, $2.3 million of expense related to changes in permanent reinvestment assertions, offset by $1.3 million of benefit related to the release of uncertain tax positions due to settlement of audits, $2.8 million of benefit related to the effects of tax rate changes in the U.S., and $4.2 million of benefit related to an internal restructuring to move certain Ruckus Networks intangible property into the U.S.

Our effective income tax rate for the six months period ended June 30, 2017 was impacted by $8.0 million related to the intra-entity sale of an asset, offset by $4.0 million of benefit related to statute closures for uncertain tax positions and $4.8 million of benefit related to the reversal of interest related to uncertain tax positions.

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

	For the Three Months Ended June 30, 2018		For the Three Months Ended June 30, 2017		For the Six Months Ended June 30, 2018		For the Six Months Ended June 30, 2017
	Amount	Per Diluted Share	Amount	Per Diluted Share	Amount	Per Diluted Share	Amount	Per Diluted Share
Sales	$1,726,540		$1,664,170		$3,304,250		$3,147,276
Highlighted items:
Acquisition accounting impacts of deferred revenue	3,307		—		9,002		—
Reduction in revenue related to warrants	—		2,658		—		5,081

Adjusted sales	$1,729,847		$1,666,828		$3,313,252		$3,152,357

Net income (loss) attributable to ARRIS International plc	$35,754	$0.19	$30,336	$0.16	$22,154	$0.12	$(8,762)	$(0.05)
Highlighted items:
Impacting gross margin:
Stock-based compensation expense	3,809	0.02	3,495	0.02	7,062	0.04	6,747	0.04
Reduction in revenue related to warrants	—	—	2,658	0.01	—	—	5,081	0.03
Acquisition accounting impacts of deferred revenue	3,307	0.02	—	—	9,002	0.05	—	—
Acquisition accounting impacts of fair valuing inventory	—	—	—	—	16,971	0.09	908	—
Impacting operating expenses:
Integration, acquisition, restructuring and other costs	22,844	0.12	9,690	0.05	36,499	0.20	19,785	0.10
Amortization of intangible assets	90,485	0.49	91,012	0.48	205,193	1.10	184,658	0.97
Impairment of goodwill	—	—	—	—	3,400	0.02	—	—
Stock-based compensation expense	19,694	0.11	18,829	0.10	35,697	0.19	34,992	0.18
Noncontrolling interest share of Non-GAAP adjustments	(867)	—	(811)	—	(3,188)	(0.02)	(1,615)	(0.01)
Impacting other expense (income):
Impairment of investments	—	—	—	—	—	—	2,750	0.01
Debt amendment fees	—	—	2,782	0.01	—	—	2,782	0.01
Remeasurement of deferred taxes	(3,676)	(0.02)	2,828	0.01	20	—	4,940	0.03
Impacting income tax expense:
Income tax expense (benefit)	(37,387)	(0.20)	(40,937)	(0.22)	(61,928)	(0.33)	(54,270)	(0.28)

Total highlighted items	98,209	0.53	89,546	0.47	248,728	1.34	206,758	1.08

Adjustment net income	133,963	$0.72	119,882	$0.63	270,882	$1.45	197,996	$1.04

Weighted average ordinary shares - basic		184,216		186,803		184,376		188,291

Weighted average ordinary shares - diluted		185,669		189,002		186,288		190,932

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

Amortization of Intangible Assets: We have excluded the effect of amortization of intangible assets in calculating our non-GAAP operating expenses and net income (loss) measures. Amortization of intangible assets is non-cash and is inconsistent in amount and frequency and is significantly affected by the timing and size of our acquisitions. Investors should note that the use of intangible assets contributed to our revenues earned during the periods presented and will contribute to our future period revenues as well. Amortization of intangible assets will recur in future periods.

Impairment of Goodwill: We have excluded the effect of the estimated impairment of goodwill in calculating our non-GAAP operating expenses and net income (loss) measures. Although an impairment does not directly impact our current cash position, such expense represents the declining value of the technology that was acquired. We exclude these impairments when significant and they are not reflective of ongoing business and operating results.

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

Debt Amendment Fees: In 2017, the Company amended its credit agreement. This debt modification allowed us to improve the terms and conditions of the credit agreement, extend the maturities of Term Loan B. We have excluded the effect of the associated fees in calculating our non-GAAP financial measures. We believe it is useful to understand the effect of this item in our interest expense.

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

Financial Liquidity and Capital Resources

One of our key strategies is to ensure we have adequate liquidity and the financial flexibility to support our strategy, including acquisitions and share repurchases. In addition to our cash flow activities discussed below, we also focus on key metrics which are summarized in the table below:

	As of June 30, 2018	As of December 31, 2017
	(in thousands, except DSO and Turns)
Cash, cash equivalents, and short-term investments	$548,109	$511,447
Accounts Receivable, net	$1,183,360	$1,218,089
-Days Sales Outstanding	64	63
Inventory, net	$803,217	$825,211
- Turns	6.0	7.2
Term loans at face value	$2,117,650	$2,161,400
Financing lease obligation	$61,488	$61,901

Overview

In managing our liquidity and capital structure, we remained focused on key goals, and we have and will continue in the future to implement actions to achieve them. They include:

•	Liquidity – ensure that we have sufficient cash resources or other short-term liquidity to manage day to day operations.

•	Growth – implement a plan to ensure that we have adequate capital resources, or access thereto, to fund internal growth and execute acquisitions.

•	Share repurchases – use a portion of cash from operating activities to repurchase our ordinary shares subject to market conditions.

•	Deleverage – reduce our debt obligation.

In the third quarter of 2018, the Company announced it intends to use a majority of free cash flow to repurchase shares in 2018, targeting a minimum of $400 million for the year, depending upon market conditions.

Accounts Receivable & Inventory

We use the number of times per year that inventory turns over (based upon sales for the most recent period or turns) to evaluate inventory management and days sales outstanding, or DSOs, to evaluate accounts receivable management.

Accounts receivable at the end of the second quarter of 2018 decreased as compared to the fourth quarter of 2017, primarily due to the timing of purchases by customers.

Inventory decreased in 2018 as compared to 2017, reflecting the consumption of certain slower moving CPE inventory and timing of customer requirements.

Term Loans

In the six months ended June 30, 2018, we repaid $43.8 million of our term debt which reflects mandatory repayments.

Share Repurchases

Upon completing the Pace combination, we conducted a court-approved process in accordance with section 641(1)(b) of the U.K. Companies Act 2006, pursuant to which we reduced our stated share capital and thereby increased our distributable reserves or excess capital out of which we may legally pay dividends or repurchase shares. Distributable reserves are not linked to a U.S. GAAP reported amount. In 2016, our Board of Directors approved a $300 million share repurchase authorization replacing all prior programs. In early 2017, the Board authorized an additional $300 million for share repurchases and authorized a further $300 million for repurchases in March 2018. Unless terminated earlier by a Board resolution, this new plan will expire when ARRIS has used all authorized funds for repurchase. The remaining authorized amount for share repurchases under this plan was $400.1 million as of June 30, 2018. However, U.K. law also generally prohibits a company from repurchasing its own shares through “off market purchases” without prior approval of shareholders when such company is not traded on a recognized investment exchange in the U.K. This shareholder approval lasts for a maximum period of five years. Prior to and in connection with the Pace combination, we obtained approval to purchase our own shares. This authority to repurchase shares terminates in January 2021, unless otherwise reapproved by our shareholders.

During the first quarter of 2018, we repurchased 1.0 million ordinary shares for approximately $25.0 million at an average share price of $25.35. During the second quarter of 2018, we repurchased 4.0 million ordinary shares for approximately $99.9 million at an average stock price of $25.29. Since the end of the second quarter through August 1, 2018, we have repurchased an additional 2.0. million ordinary shares for approximately $50.0 million. The remaining authorized amount for share repurchases under this plan was $350.0 million as of August 1, 2018. The Company intends to repurchase a minimum of $400 million of shares in 2018, subject to market conditions.

During the first quarter of 2017, we repurchased 3.3 million ordinary shares for approximately $83.1 million at an average share price of $25.44.

Summary of Current Liquidity Position and Potential for Future Capital Raising

We believe our current liquidity position, where we have approximately $548.1 million of cash, cash equivalents, and short-term investments on hand as of June 30, 2018, together with approximately $498.3 million in availability under our Revolving Credit Facility, and our prospects for continued generation of cash from operations are adequate for our short- and medium-term business needs. Our cash, cash-equivalents and short-term investments as of June 30, 2018 include approximately $446.6 million held by all non-U.S. subsidiaries. Of that amount, $85.9 million was held by non-U.S. subsidiaries legally owned by ARRIS U.S. entities which earnings we expect to reinvest indefinitely outside of the United States. We do not expect to need the cash generated by those non-U.S. subsidiaries to fund our U.S. operations. However, in the unforeseen event that we repatriate cash from those non-U.S. subsidiaries, we may be required to provide for and pay U.S. taxes on permanently repatriated funds.

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

We expect to be able to generate sufficient cash on a consolidated basis to make all the principal and interest payments under our senior secured credit facilities. Should our available funds be insufficient to support these initiatives or our operations, it is possible that we will raise capital through private or public, share or debt offerings.

Senior Secured Credit Facilities

For information regarding our credit facilities, see Note 14. Indebtedness of Notes to the Consolidated Financial Statements.

Interest rates on borrowings under the senior secured credit facilities are set forth in the table below. As of June 30, 2018, we had $376.3 million, $1,203.1 million and $538.2 million principal amounts outstanding under the Term A Loan, Term A-1 Loan and Term B-3 Loan Facilities, respectively. No borrowings under the Revolving Credit Facility and letters of credit totaling $1.7 million are issued under the Revolving Credit Facility.

	Rate	As of June 30, 2018
Term A Loan	LIBOR + 1.75%	3.84%
Term A-1 Loan	LIBOR + 1.75%	3.84%
Term B-3 Loan	LIBOR (1) + 2.25%	4.34%
Revolving Credit Facility (1)	LIBOR + 1.75%	Not Applicable

(1)	Includes unused commitment fee of 0.30% and letter of credit fee of 1.75% not reflected in interest rate above.

The Credit Agreement contains usual and customary limitations on indebtedness, liens, restricted payments, acquisitions and asset sales in the form of affirmative, negative and financial covenants, which are customary for financings of this type, including the maintenance of a minimum interest coverage ratio and a maximum leverage ratio. As of June 30, 2018, we were in compliance with all covenants under the Credit Agreement.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Sources and Uses of Cash

Below is a table setting forth the key line items of our Consolidated Statements of Cash Flows (in thousands):

	Six months ended June 30,
	2018	2017
Cash provided by (used in):
Operating activities	$199,250	$495,789
Investing activities	(24,658)	45,555
Financing activities	(158,112)	(175,586)
Effect of exchange rate changes	(2,649)	147

Net increase in cash and cash equivalents	$13,831	$365,905

Operating Activities:

Below are the key line items affecting cash provided by operating activities (in thousands):

	Six months ended June 30,
	2018	2017
Consolidated net income (loss)	$17,766	$(12,557)
Adjustments to reconcile net income (loss) to cash provided by operating activities	255,337	260,842

Net income including adjustments	273,103	248,285
Decrease in accounts receivable	20,862	368,020
Decrease (increase) in inventory	19,420	(106,841)
(Decrease) increase in accounts payable and accrued liabilities	(104,470)	36,881
All other, net	(9,665)	(50,556)

Cash provided by operating activities	$199,250	$495,789

Consolidated net income (loss), including adjustments, as per the table above, increased $24.8 million during the first six months of 2018 as compared to 2017. It should be noted that the net income reflected in the first six months of 2018 includes: 1) turnaround effect of inventory step-up in fair market value of $17.0 million, and 2) inclusion of the acquisition of Ruckus Networks. These items were either not present or were insignificant in the first six months of 2017.

Accounts receivable decreased by $20.9 million during the first six months of 2018. The decrease was primarily due to purchasing and payment patterns of our customers.

Inventory decreased by $19.4 million during the first six months of 2018, reflecting consumption of certain slower moving CPE inventory and timing of customer requirements. In the first six months of 2018, there was a $17.0 million reduction related to turnaround effect of inventory markup in acquisition accounting. We anticipate inventory will further decline in 2018.

Accounts payable and accrued liabilities decreased by $104.5 million during the first six months of 2018. The change was a decrease in accounts payable reflecting timing of payments and accrued expenses, and partially offset by an increase in deferred revenues.

All other accounts, net, includes the changes in other receivables, income taxes payable (recoverable), and prepaids. The other receivables represent amounts due from our contract manufacturers for material used in the assembly of our finished goods. The change in our income taxes recoverable account is a result of the timing of the actual estimated tax payments during the year as compared to the actual tax liability for the year. The net change during the first six months of 2018 was approximately $9.7 million as compared to $50.6 million during the same period in 2017.

Investing Activities:

Below are the key line items affecting investing activities (in thousands):

	Six months ended June 30,
	2018	2017
Purchases of investments	$(37,309)	$(62,250)
Sales of investments	11,549	150,301
Purchases of property, plant and equipment	(28,646)	(42,900)
Purchases of intangible assets	(423)	(422)
Deposit proceeds for sale of property, plant and equipment	30,000	—
Other, net	171	826

Cash (used in) provided by investing activities	$(24,658)	$45,555

Purchases and sales of investments - Represent purchases and sales of securities and other investments.

Purchases of property, plant and equipment - Represents capital expenditures which are mainly for test equipment, laboratory equipment, and computer and networking equipment and facilities.

Purchase of intangible assets - Represent primarily the purchase of technology licenses.

Deposit proceeds for sale of property, plant and equipment – Represents a deposit received as prepayment for the pending sale of our manufacturing facility and equipment in Taiwan.

Other, net - Represent dividend proceeds received from equity investments.

Financing Activities:

Below are the key line items affecting our financing activities (in thousands):

	Six months ended June 30,
	2018	2017
Proceeds from issuance of shares, net	$9,018	$8,553
Repurchase of shares	(111,244)	(126,965)
Repurchase of shares to satisfy employee minimum tax withholdings	(13,979)	(13,882)
Proceeds from issuance of debt	—	30,314
Payment of debt obligations	(43,750)	(75,239)
Payment of financing lease obligation	(414)	(405)
Payment of deferred financing fees and debt discount	—	(1,462)
Contribution from noncontrolling interest	2,257	3,500

Cash used in financing activities	$(158,112)	$(175,586)

Proceeds from issuance of shares, net – Represents cash proceeds related to the vesting of restricted stock units, offset by expenses paid related to issuance of shares.

Repurchase of shares - Represents the cash used to buy back the Company’s ordinary shares.

Repurchase of shares to satisfy employee minimum tax withholdings - Represents the shares withheld and cancelled for cash, to satisfy the employee minimum tax withholding when restricted stock units vest.

Proceeds from issuance of debt - Represents the proceeds from new borrowings for our “Term Loan B-2 Facility” upon the amendment to our amended and restated credit facility in 2017.

Payment of debt obligations - Represents the mandatory payment of the term loans under the senior secured credit facilities.

Payment of lease financing obligation - Represents the amortization related to the portion of the sale of building that did not qualify for sale-leaseback accounting.

Payment of deferred financing costs and debt discount - Represents the financing costs in connection with the execution of our senior secured credit facility under the Amended Credit Agreement. The costs have been deferred and will be recognized over the terms of the credit agreements. It also represents amounts paid to lenders in the form of upfront fees, which have been treated as a reduction in the proceeds received by the ARRIS and are considered a component of the discount of our senior secured credit facility under the Amended Credit Agreement.

Contribution from noncontrolling interest - Represents the equity investment contributions by the non-controlling interest in a joint venture formed for the ActiveVideo acquisition.

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

Capital Expenditures

Capital expenditures are made at a level designed to support the strategic and operating needs of the business. ARRIS’s capital expenditures were $28.6 million in the first six months of 2018 as compared to $42.9 million in the first six months of 2017. Management expects to invest approximately $80 million in capital expenditures for the year 2018.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in our Form 10-K for the year ended December 31, 2017, as filed with the SEC. Our critical accounting policies and estimates have not changed in any material respect during the six months ended June 30, 2018, except for Revenue Recognition as a result of adopting the new standard related to revenue recognition. Refer to Note 2 Impact of Recently Adopted Accounting Standards and Note 3 Revenue from Contracts with Customers for additional details.

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

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

We have been, and expect in the future to be, a party to various legal proceedings, investigations or claims. In accordance with applicable accounting guidance, we record accruals for certain of our outstanding legal proceedings when it is probable that a liability will be incurred, and the amount of loss can be reasonably estimated. We evaluate, at least on a quarterly basis, developments in our legal proceedings or other claims that could affect the amount of any accrual, as well as any developments that would result in a loss contingency to become both probable and reasonably estimable. When a loss contingency is not both probable and reasonably estimable, we do not record a loss accrual.

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

ChanBond v. MSOs, C.A. 15-cv-00848, et al, District of Delaware (RGA). On September 21, 2015, ChanBond filed suit against several MSOs alleging infringement of three U.S. Patents. Certain of our customers have requested that we provide indemnification. Requests for Inter Partes Review (“IPR”) by ARRIS of the asserted patents were denied on procedural grounds. The complaint requests unspecified damages for infringement. To date, no evidence of infringement or damages has been introduced. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to indemnify the MSOs and/or pay damages for utilizing certain technology.

Chrimar v. Ruckus Wireless, Inc., C.A. 16-cv-00186, Northern District of California. On July 1, 2015, Chrimar filed suit against Ruckus alleging infringement of four U.S. Patents. The case has been stayed pending completion of IPR proceedings contesting the validity of the patents. All four of these IPRs have resulted in a final written decision invalidating the asserted claims, however Chrimar has filed a notice of appeal. The complaint requests unspecified damages for infringement and injunction against future infringement. To date, no evidence of infringement or damages has been introduced. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, we may be required to pay damages for utilizing certain technology.

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

In Re ARRIS Cable Modem Consumer Litigation, C.A. 5:17-cv-01834, Northern District of California. On March 31, 2017, Carlos Reyna, on behalf of himself and others similarly situated filed a putative class action lawsuit against ARRIS alleging that the SB6190 modem which includes the Intel Puma 6 chipset is defective. Other state court complaints have been filed but are stayed pending the outcome of the California action. The plaintiff alleges violation of the California Song-Beverly Consumer Warranty Act, California Consumer Legal Remedies Act, California False Advertising Law, and California Unfair Competition Law. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, we may be required to pay damages.

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

Rovi et al. v. Comcast et al., 337-TA-1103, International Trade Commission. On February 8, 2018, Rovi filed a new complaint in the International Trade Commission (ITC) alleging Comcast infringes eight U.S. patents controlled by Rovi and its affiliates. While ARRIS has been properly excluded from being a party to the complaint, in the event that the ITC finds Comcast to have committed a violation with respect to the patents, and again oversteps its bounds with respect to jurisdiction, ARRIS may be barred from importing set top boxes into the U.S. based on Comcast’s purely domestic activity, over which ARRIS has no control, and which bar would have a materially adverse impact on our results.

Sprint Communications v. TWC, C.A. 11-cv-2686 etc., District of Kansas. On December 19, 2011, Sprint filed suit against several MSOs alleging infringement of several patents alleged to cover various aspects of voice services. Certain of our customers have requested that we provide indemnification. The complaint requests unspecified damages for past infringement and injunction against future infringement. At an initial trial, Sprint was awarded $140 million in damages from Time Warner Cable. It is premature to assess the likelihood of an unfavorable outcome on any indemnity claims. In the event of an unfavorable outcome, ARRIS may be required to indemnify the MSOs and/or pay damages for utilizing certain technology. With respect to any liability attributable to Motorola Home in this matter, a subsidiary of Google has agreed to indemnify ARRIS.

TQ Delta v. MSOs, C.A. 15-cv-00611; 15-cv-00615, etc., District of Delaware. On July 17, 2015, TQ Delta filed suit against several MSOs alleging infringement of several U.S. patents. Certain of our customers have requested that we provide indemnification. The case has been stayed pending the outcome of IPR proceedings. All of the asserted patents now have final written decisions by the Patent Trial and Appeals Board invalidating all asserted claims as a result of the IPRs. TQ Delta has filed a notice of appeal. The complaint requests unspecified damages for past and future infringement. To date, no evidence of infringement or damages has been introduced. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, we may be required to indemnify the MSOs and/or pay damages for utilizing certain technology.

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

XR Communications v. Ruckus Wireless, Inc., XR Communications v. ARRIS, C.A. 4:18-cv-01992, Northern District of California; and 8:18-cv-00192, Central District of California. On April 21, 2017, XR Communications filed suit against Ruckus in the Central District of California alleging infringement of three U.S. patents. The case was subsequently transferred to the Northern District of California. On February 2, 2018 XR Communications filed suit against ARRIS alleging infringement of the same three U.S. patents. IPR petitions have been filed against all three patents, and the litigation has been stayed pending completion of the IPR proceedings. The complaints request unspecified damages for past and future infringement. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to cease using and/or pay damages for utilizing certain technology.

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

Several of our customers have accumulated significant levels of debt. These high debt levels, coupled with the volatility in the capital markets, may impact their access to capital in the future, or reduce the amounts they spend on purchasing additional equipment from us. Even if the financial health of our customers remains intact, these customers may not purchase new equipment at levels we have seen in the past or expect in the future. We cannot predict the impact, if any, of any softening or downturn in the national or global economy or of specific customer financial challenges on our customers’ expansion and maintenance expenditures.

Changes to United States tax, tariff and import/export regulations may have a negative effect on global economic conditions, financial markets and our business.

We import a significant amount of our products and components from our partner manufacturers in China. The Office of the U.S. Trade Representative (the “USTR”) recently enacted a 25% tariff on imports into the U.S. of approximately 1,300 Chinese products with a combined import value of approximately $50 billion. Although some of the products and components we import are included on this list, we do not expect these tariffs to have a material impact on us. However, the USTR recently proposed similar tariffs on the import of other Chinese products with an additional combined import value of approximately $200 billion. The USTR is considering a tariff rate on the products of between 10% and 25%. This proposed tariff list includes many of our CPE and Enterprise Networks products. Even if we are able to pass the costs on to our customers, it is likely to reduce the amount of impacted products that customers in the U.S. will purchase and may impact cash flow due to the timing of payments for the tariffs and collection from our customers. While we may be able to shift the manufacturing locations for some of these products to locations that would not be subject to the proposed tariffs, manufacturing in such locations may increase our manufacturing costs and it will take time, likely in excess of six months, for us to establish manufacturing in the locations.

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

We expect our product gross margins to vary over time, and the aggregate gross margin we have achieved in recent years may continue to decrease and be adversely affected in the future by numerous factors, including customer, product and geographic mix shifts, the introduction of new products, customer acceptance of designed products with a lower cost to us, fluctuations in our license sales or services we provide, changes in the actions of our competitors, currency fluctuations that impact our costs or the cost of our products and services to our customers, tariffs, increases in material, labor, or inventory carrying costs, and increased costs due to changes in component pricing, such as flash memory and multilayer ceramic capacitors, for our CPE products. We will continue to focus on increasing revenues and operating margins and managing our operating expenses; however, no assurance can be provided that we will be able to achieve all or any of these goals.

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

The broadcast and broadband communication systems industry historically has experienced, and continues to experience, the consolidation of many industry participants. For example, Comcast recently announced a bid to acquire Sky, Vodafone announced it would merge its mobile operations in India with Idea Cellular, LGI announced the proposed sale of certain of its properties to T-Mobile, Wave Broadband announced it was consolidating with RCN under common ownership, Atlantic Broadband/Cogeco announced it would purchase MetroCast, Cable One bought NewWave Communications, T-Mobile US announced plans to acquire TV service provider Layer3, and Cablevision SA (Argentina) announced it would merge with Telecom Argentina SA. When consolidations occur, it is possible that the acquirer will not continue using the same suppliers, possibly resulting in an immediate or future elimination of sales opportunities for us. Even if sales are not reduced, consolidations also could result in delays in purchasing decisions by the affected companies prior to completion of the transaction. Further, even if we believe we will receive additional sales from a customer following a transaction as a result of, for example, typical network upgrades that follow combinations or otherwise, no assurance can be provided that such anticipated sales will be realized. In addition, consolidations can also result in increased pressure from customers for lower prices or better terms, reflecting the increase in the total volume of products purchased or the elimination of a price differential between the acquiring customer and the company acquired. Any of these results could have a material adverse effect on our business.

We have significant indebtedness, which could limit our operations and opportunities, make it more difficult for us to pay or refinance our debts and/or may cause us to issue additional equity in the future, which would increase the dilution of our stockholders or reduce earnings.

As of June 30, 2018, we had approximately $2,117.7 million in total indebtedness and $498.3 million available under our revolving line of credit to support our working capital needs. Our debt service obligations with respect to this indebtedness could have an adverse impact on our earnings and cash flows for as long as the indebtedness is outstanding.

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

Because a significant portion of our customers’ purchases are discretionary, accurately forecasting our sales is difficult. In addition, our customers have increasingly submitted their purchase orders less evenly over the course of each quarter and lead times for manufacturing products have increased from where they have historically been. The combination of our dependence on relatively few key customers and the award by those customers of irregular but sizeable orders, together with the size of our operations, make it difficult to forecast sales and can result in revenue volatility, which could further result in maintaining inventory levels that are not optimal for our ultimate needs and could have a negative impact on our business.

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

Another example involves “illegal state aid” as determined by the EU Competition Commission, which would require EU member states to recover unlawful aid given to multinational enterprises in the form of favorable transfer pricing treatment. In November of 2017, the European Commission issued a decision letter to the U.K. government asserting that Chapter 9 of the U.K. Controlled Foreign Company legislation provided illegal state aid. If the European Commission ultimately prevails in this dispute, ARRIS could owe additional taxes. Based on the Company’s current assessment of the issue no additional tax expense has been accrued. The tax laws, and the interpretation thereof, in the United States, the United Kingdom, Luxembourg and other countries in which ARRIS and its affiliates do business could change on a prospective or retroactive basis, including as part of the treaty changes that could result from the U.K.’s decision to leave the EU, and any such changes could adversely affect ARRIS and its affiliates. Further, the IRS or other applicable taxing authorities may disagree with positions we have taken in our tax filings, which could result in the requirement to pay additional tax, interest and penalties, which amounts could be significant.

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

For the three months ended June 30, 2018, sales to our two largest customers (including their affiliates, as applicable) accounted for approximately 29% of our total revenue. The loss of any of our large customers, or a significant reduction in the products or services provided to any of them would have a material adverse impact on our business. For many of these customers, we also are one of their largest suppliers. As a result, if from time-to-time customers elect to purchase products from our competitors in order to diversify their supplier base and to dual-source key products or to curtail purchasing due to budgetary or market conditions, such decisions could have material consequences to our business. In addition, because of the magnitude of our sales to these customers, the terms and timing of our sales are heavily negotiated, and even minor changes can have a significant impact upon our business.

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

Our future success depends in part upon our proprietary technology, product development, technological expertise and distribution channels, in addition to a number of important patents and licenses. We cannot predict whether we can protect our technology or whether competitors will be able to develop similar technology independently, and such technology could be subject to challenge, unlawful copying or other unfair competitive practices. Given the dependence on technology within the market in which we compete, there are frequent claims and related litigation regarding patent and other intellectual property rights. We have received, directly or indirectly, and expect to continue to receive, from third parties, including some of our competitors, notices claiming that we, or our customers using our products, have infringed upon third-party patents or other proprietary rights. We are involved in several proceedings (and other proceedings have been threatened) in which our customers were sued for patent infringement. (See Part II, Item 1, “Legal Proceedings”) In these cases our customers have made claims against us and other suppliers for indemnification. We may become involved in similar litigation involving these and other customers in the future. These claims, regardless of their merit, could result in costly litigation, divert the time, attention and resources of our management, delay our product shipments, and, in some cases, require us to enter into royalty or licensing agreements. If a claim of patent infringement against us or our customer is successful, and we fail to obtain a license or develop non-infringing technology, we or our customer may be prohibited from marketing or selling products containing the infringing technology which could materially affect our business and operating results. In addition, the payment of any damages or any necessary licensing fees or indemnification costs associated with a patent infringement claim could be material and could also materially adversely affect our operating results.

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

Our financial statements reflect substantial goodwill and intangible assets, approximately $2.3 billion and $1.6 billion, respectively, as of June 30, 2018, that was recognized in connection with acquisitions, including the recently completed Ruckus Networks acquisition.

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

As of October 1, 2017 (the date of our annual impairment testing), the fair value of our CPE reporting unit exceeded its carrying amount by 34% and, accordingly, did not result in a goodwill impairment. Over the last twelve months, near-term trends impacting revenue and gross margin, including higher product costs associated with memory and other components have decreased the amount by which the fair value exceeds the carrying amount, such that our CPE reporting unit could be at risk of failing step one of the impairment test if future projections are not realized. Further, the proposed tariffs may also have an adverse impact on our business. The estimated fair value of our CPE reporting unit is closely aligned with the ultimate amount of revenue and operating income that it achieves over the projection period. At this time, our projections assume limited revenue growth and some recovery in gross margins over current levels in subsequent years, which is dependent on product cost improving and ability to pass on increased costs through price increases. Our CPE reporting unit has approximately $1.4 billion of goodwill as of June 30, 2018.

In addition, the Company adopted new guidance on revenue recognition as of January 1, 2018. As a result of retrospective application of this guidance in our Cloud TV reporting unit, a goodwill impairment of approximately $3.4 million was recognized in first quarter of 2018 resulting from the indirect effect of the change in accounting principle, effecting changes in the composition and carrying amount of the net assets.

We continue to evaluate the anticipated discounted cash flows from the Cloud TV reporting unit. If current long-term projections for this unit are not realized or materially decrease, we may be required to write off all or a portion of the remaining $26.5 million of goodwill and $25.6 million of associated intangible assets.

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

Many components, subassemblies and modules necessary for the manufacture or integration of our products are obtained from a sole supplier or a limited group of suppliers. Likewise, we have only a limited number of potential suppliers for certain materials and hardware used in our products, and a number of our agreements with suppliers are short-term in nature. Our reliance on sole or limited suppliers, particularly foreign suppliers, and our reliance on subcontractors involves several risks including a potential inability to obtain an adequate supply of required components, subassemblies, modules and other materials and reduced control over pricing, quality and timely delivery of components, subassemblies, modules and other products. Current supply of components in the memory and passives (MLCC) categories could impact our ability to deliver on a timely basis and overall product costs. An inability to obtain adequate deliveries or any other circumstance that would require us to seek alternative sources of supply could affect our ability to ship products on a timely basis which could damage relationships with current and prospective customers and potentially have a material adverse effect on our business. Our ability to ship products could also be impacted by country laws and/or union labor disruptions. Disputes of this nature may have a material impact on our financial results.

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

These manufacturers typically fulfill our supply requirements on the basis of individual orders. We do not have long term contracts with our third-party manufacturers that guarantee capacity, the continuation of particular pricing terms or the extension of credit limits. Accordingly, our third-party manufacturers are not obligated to continue to fulfill our supply requirements, which could result in supply shortages, and the prices we are charged for manufacturing services could be increased on short notice. In addition, as a result of fluctuating global financial market conditions, natural disasters or other causes, it is possible that any of our manufacturers could experience interruptions in production, cease operations or alter our current arrangements. If our manufacturers are unable or unwilling to continue manufacturing our products in required volumes, we will be required to identify one or more acceptable alternative manufacturers. Additionally, with the current U.S. trade tariff environment, transition of manufacturers may be required to non-tariff countries. It is time-consuming and costly and could be impractical to begin to use new manufacturers, and changes in our third-party manufacturers may cause significant interruptions in supply if the new manufacturers have difficulty manufacturing products to our specification. As a result, our ability to meet our scheduled product deliveries to our customers could be adversely affected, which could cause the loss of sales to existing or potential customers, delayed revenue or an increase in our costs. Any production interruptions for any reason, such as a natural disaster, epidemic, capacity shortages or quality problems, at one of our manufacturers would negatively affect sales of our product lines manufactured by that manufacturer and adversely affect our business and operating results.

We are subject to the economic, political and social instability risks associated with doing business in certain foreign countries.

For the six months ended June 30, 2018, approximately 43% of our sales were made outside of the United States. In addition, a significant portion of our products are manufactured or assembled in Brazil, Mexico and Taiwan. As a result, we are exposed to risk of international operations, including:

•	fluctuations in currency exchange rates;

•	inflexible employee contracts or labor laws in the event of business downturns;

•	compliance with United States and foreign laws concerning trade and employment practices;

•	the challenges inherent in consistently maintaining compliance with the Foreign Corrupt Practice Act and similar laws in other jurisdictions;

•	the imposition of government controls;

•	difficulties in obtaining or complying with export license requirements;

•	labor unrest, including strikes, and difficulties in staffing;

•	security concerns;

•	economic boycott for doing business in certain countries;

•	coordinating communications among and managing international operations;

•	currency controls;

•	changes in tax and trade laws, including tariffs, that increase our local costs;

•	exposure to heightened corruption risks; and

•	reduced protection for intellectual property rights.

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

There has been an increase in laws in Europe, the U.S. and elsewhere imposing requirements for the handling of personal data, including data of employees, consumers and business contacts as well as privacy-related matters. For example, several U.S. states have adopted legislation requiring companies to protect the security of personal information that they collect from consumers over the Internet, and more states have proposed similar legislation in the future. Foreign data protection, privacy, and other laws and regulations can be more restrictive than those in the U.S. In 2016 the EU Parliament approved the EU General Data Protection Regulation (“GDPR”). GDPR was designed to harmonize data privacy laws across Europe, to protect and empower all EU citizens data privacy and to reshape the way organizations across the region approach data privacy. Compliance with the GDPR will require changes to existing products, designs of future products, internal and external software systems, including our web sites, and changes to many company processes and policies. Failure to comply with GDPR, which became effective in May of 2018, could cause significant penalties and loss of business.

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

These U.S. federal and state and foreign laws and regulations, which often can be enforced by private parties or government entities, are constantly evolving. In addition, the application and interpretation of these laws and regulations are often uncertain and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices and may be contradictory with each other. For example, a government entity in one jurisdiction may demand the transfer of information forbidden from transfer by a government entity in another jurisdiction. If our actions were determined to be in violation of any of these disparate laws and regulations, in addition to the possibility of fines, we could be ordered to change our data practices, which could have an adverse effect on our business and results of operations and financial condition. There is also a risk that we, directly or as the result of a third-party service provider we use, could be found to have failed to comply with the laws or regulations applicable in a jurisdiction regarding the collection, consent, handling, transfer, or disposal of personal data, which could subject us to fines or other sanctions, as well as adverse reputational impact.

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

Under English law, our directors may issue new ordinary shares up to a maximum amount equal to the allotment authority granted to the directors under our articles of association or by an ordinary resolution of our shareholders, subject to a five-year limit on such authority. Additionally, subject to specified exceptions, English law grants preemptive rights to existing shareholders to subscribe for new issuances of shares for cash but allows shareholders to waive these rights by way of a special resolution with respect to any particular allotment of shares or generally, subject to a five-year limit on such waiver. Our articles of association contain, as permitted by English law, a provision authorizing our Board to issue new shares for cash without preemptive rights. The authorization of the directors to issue shares without further shareholder approval and the authorization of the waiver of the statutory preemption rights must both be renewed by the shareholders at least every five years, and we cannot provide any assurance that these authorizations always will be approved, which could limit our ability to issue equity and, thereby, adversely affect the holders of our ordinary shares. While we do not believe that English laws relating to our capital management will have a material adverse effect on us, situations may arise where the flexibility to provide certain benefits to our shareholders is not available under English law.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the purchases of our equity securities made by us during the three months ended June 30, 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
April 2018	894,627	$26.64	894,627	476,169
May 2018	393,080	$25.50	393,080	466,145
June 2018 (2)	2,663,531	$24.81	2,663,403	400,057

(1)

An aggregate of 128 shares shown in the table above were subject to equity awards that were cancelled for cash to satisfy employee minimum tax withholding obligations that arose on the vesting of the applicable shares of restricted stock units.

(2)	Includes an aggregate of 557,715 shares (approximately $13.7 million) pending settlement as of June 30, 2018.

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

During the first quarter of 2018, ARRIS repurchased 1.0 million shares of the Company’s ordinary shares at an average price of $25.35 per share, for aggregate consideration of approximately $25.0 million. During the second quarter of 2018, ARRIS repurchased 4.0 million shares of the Company’s ordinary shares at an average price of $25.29 per share, for aggregate consideration of approximately $99.9 million. The remaining authorized amount for stock repurchases under these plans was $400.1 million as of June 30, 2018. Since the end of the second quarter through August 1, 2018, we have repurchased an additional 2.0. million ordinary shares for approximately $50.0 million. The remaining authorized amount for share repurchases under this plan was $350.0 million as of August 1, 2018. In August 2018, we announced that we intend to purchase a minimum of $400 million of our ordinary shares in 2018, subject to market conditions.

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

Dated: August 8, 2018