Form 10-Q
period 2018-09-30
ARRIS International plc
filed 2018-11-08
CIK 1645494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

For the quarter ended September 30, 2018

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

ARRIS International plc has submitted electronically every interactive data file required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.

As of October 31, 2018, 173,328,693 shares of ARRIS International plc’s Ordinary Shares were outstanding.

ARRIS INTERNATIONAL PLC

FORM 10-Q

For the Three and Nine Months Ended September 30, 2018

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARRIS INTERNATIONAL PLC

CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share data) (unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$480,757	$487,573
Short-term investments, at fair value	39,640	23,874
Total cash, cash equivalents and short-term investments	520,397	511,447
Accounts receivable (net of allowances for doubtful accounts of $8,244 in 2018 and $10,230 in 2017)	1,117,641	1,218,089
Other receivables	235,122	157,845
Inventories (net of reserves of $63,008 in 2018 and $69,459 in 2017)	717,272	825,211
Prepaid income taxes	17,717	28,351
Prepaids	34,125	26,644
Other current assets	201,111	145,953
Total current assets	2,843,385	2,913,540
Property, plant and equipment (net of accumulated depreciation of $395,611 in 2018 and $367,954 in 2017)	289,820	372,467
Goodwill	2,261,002	2,278,512
Intangible assets (net of accumulated amortization of $1,896,660 in 2018 and $1,599,573 in 2017)	1,488,580	1,771,362
Investments	71,747	71,082
Deferred income taxes	155,193	115,436
Other assets	76,878	101,858
Total assets	$7,186,605	$7,624,257

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,100,901	$1,206,656
Accrued compensation, benefits and related taxes	146,964	155,966
Accrued warranty	40,772	44,507
Deferred revenue	115,989	115,224
Current portion of long-term debt and financing lease obligation	83,785	83,559
Income taxes payable	4,182	6,244
Other accrued liabilities	356,002	321,113
Total current liabilities	1,848,595	1,933,269
Long-term debt and financing lease obligation, net of current portion	2,053,373	2,116,244
Accrued pension	32,371	42,637
Noncurrent deferred revenue	58,553	54,090
Noncurrent income taxes	112,259	144,665
Deferred income taxes	60,410	68,888
Other noncurrent liabilities	67,534	80,430
Total liabilities	4,233,095	4,440,223

Stockholders’ equity:
Ordinary shares, nominal value £0.01 per share, 173.9 million and 185.2 million shares issued and outstanding in 2018 and 2017, respectively	2,621	2,768
Capital in excess of par value	3,439,476	3,387,128
Accumulated deficit	(494,706)	(225,881)
Accumulated other comprehensive (loss) income	(8,655)	4,552
Total ARRIS International plc stockholders’ equity	2,938,736	3,168,567
Stockholders’ equity attributable to noncontrolling interest	14,774	15,467
Total stockholders’ equity	2,953,510	3,184,034
Total liabilities and stockholders’ equity	$7,186,605	$7,624,257

See accompanying notes to the consolidated financial statements.

ARRIS INTERNATIONAL PLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except share and per share data) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales	$1,651,248	$1,728,524	$4,955,498	$4,875,799
Cost of sales	1,186,059	1,297,369	3,515,871	3,704,029
Gross margin	465,189	431,155	1,439,627	1,171,770
Operating expenses:
Selling, general and administrative expenses	162,707	114,407	497,263	332,966
Research and development expenses	156,109	131,593	493,106	397,653
Amortization of intangible assets	88,306	90,162	293,499	274,819
Impairment of goodwill	—	—	3,400	—
Integration, acquisition, restructuring and other costs	5,046	10,836	41,546	30,622
Total operating expenses	412,168	346,998	1,328,814	1,036,060
Operating income	53,021	84,157	110,813	135,710
Other expense (income):
Interest expense	23,969	20,211	70,142	63,238
(Gain) loss on investments	(1,400)	839	(1,718)	8,978
Interest income	(1,764)	(2,288)	(5,088)	(5,997)
Loss (gain) on foreign currency	2,025	(8,543)	6,034	5,570
Other (income) expense, net	35	1,434	(25)	2,275
Income before income taxes	30,156	72,504	41,468	61,646
Income tax benefit	(15,652)	(14,311)	(22,106)	(12,613)
Consolidated net income	45,808	86,815	63,574	74,259
Net loss attributable to noncontrolling interest	(1,271)	(1,505)	(5,659)	(5,299)
Net income attributable to ARRIS International plc.	$47,079	$88,320	$69,233	$79,558

Net income per ordinary share (1):
Basic	$0.26	$0.47	$0.38	$0.42
Diluted	$0.26	$0.47	$0.38	$0.42

Weighted average ordinary shares:
Basic	178,106	187,064	182,132	187,878
Diluted	179,337	188,941	183,817	190,264

(1)	Calculated based on net income attributable to stockholders of ARRIS International plc

See accompanying notes to the consolidated financial statements.

ARRIS INTERNATIONAL PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Consolidated net income	$45,808	$86,815	$63,574	$74,259

Available-for-sale securities:
Unrealized gain (loss) on available-for-sale securities, net of tax of $0 and $(34) for the three months ended September 30, 2018 and 2017, and $0 and $(132) for the nine months ended September 30, 2018 and 2017 respectively	—	44	—	260
Reclassification adjustments recognized in net income, net of tax of $0 and $(5) for the three months ended September 30, 2018 and 2017, and $381 and $(34) for the nine months ended September 30, 2018 and 2017 respectively	—	7	(662)	68
Net change in available-for-sale securities	—	51	(662)	328

Derivative instruments:
Unrealized gain (loss) on derivative instruments, net of tax of $(1,005) and $(145) for the three months ended September 30, 2018 and 2017, and $(4,071) and $153 for the nine months ended September 30, 2018 and 2017 respectively	3,737	195	15,051	(240)
Reclassification adjustments recognized in net income, net of tax of $214 and $7 for the three months ended September 30, 2018 and 2017, and $268 and $(691) for the nine months ended September 30, 2018 and 2017 respectively	(796)	(9)	(990)	1,086
Net change in derivative instruments	2,941	186	14,061	846

Pension liabilities:
Reclassification adjustments recognized in net income	—	(6)	28	9
Net change in pension liabilities	—	(6)	28	9

Cumulative translation adjustments	(6,946)	6,382	(26,634)	4,364

Other comprehensive income (loss), net of tax	(4,005)	6,613	(13,207)	5,547

Comprehensive income	41,803	93,428	50,367	79,806

Comprehensive loss attributable to noncontrolling interest	(1,282)	(1,520)	(5,644)	(5,343)

Comprehensive income attributable to ARRIS International plc	$43,085	$94,948	$56,011	$85,149

See accompanying notes to the consolidated financial statements.

ARRIS INTERNATIONAL PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (unaudited)

	Nine months ended September 30,
	2018	2017

Operating activities:
Consolidated net income	$63,574	$74,259
Depreciation	65,539	65,340
Amortization of acquired intangible assets	299,136	279,961
Amortization of deferred financing fees and debt discount	3,620	5,621
Deferred income taxes	(58,365)	(36,540)
Foreign currency remeasurement of deferred taxes	530	10,170
Stock compensation expense	63,087	62,851
Impairment of goodwill	3,400	—
Provision for non-cash warrants	—	8,145
Recovery for doubtful accounts	(437)	(559)
Loss on disposal of property, plant & equipment and other	1,761	5,876
(Gain) loss on investments and other	(1,582)	8,978
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	85,636	305,212
Other receivables	(77,277)	(72,465)
Inventories	104,570	(222,733)
Accounts payable and accrued liabilities	(149,797)	132,437
Prepaids and other, net	16,845	(14,899)
Net cash provided by operating activities	420,240	611,654
Investing activities:
Purchases of investments	(64,454)	(68,250)
Sales of investments	45,638	155,301
Purchases of property, plant and equipment	(45,621)	(62,389)
Purchases of intangible assets	(423)	(6,422)
Deposit received for the sale of property, plant and equipment	50,000	—
Other, net	171	826
Net cash (used in) provided by investing activities	(14,689)	19,066
Financing activities:
Proceeds from issuance of shares, net	9,206	8,623
Repurchase of shares	(331,622)	(146,965)
Repurchase of shares to satisfy employee minimum tax withholdings	(19,917)	(26,359)
Proceeds from issuance of debt	—	30,314
Payment of debt obligations	(65,625)	(98,976)
Payment of financing lease obligation	(640)	(590)
Payment of deferred financing fees and debt discount	—	(1,462)
Contribution from noncontrolling interest	2,257	3,500
Net cash used in financing activities	(406,341)	(231,915)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4,017)	941
Net (decrease) increase in cash, cash equivalents and restricted cash	(4,807)	399,746
Cash, cash equivalents and restricted cash at beginning of period	489,116	981,692
Cash, cash equivalents and restricted cash at end of period	$484,309	$1,381,438

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

	September 30, 2018	September 30, 2017	December 31, 2017

Cash and cash equivalents	$480,757	$1,379,827	$487,573
Restricted cash included in other current assets	760	23	23
Restricted cash included in other assets	2,792	1,588	1,520
Total	$484,309	$1,381,438	$489,116

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

The accompanying financial data as of September 30, 2018 and for the three and nine months ended September 30, 2018 and September 30, 2017 has been prepared by the Company, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("GAAP") have been condensed or omitted pursuant to such rules and regulations. The December 31, 2017 Consolidated Balance Sheet was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

In the opinion of management, all normal recurring adjustments necessary to present fairly the consolidated balance sheet as of September 30, 2018, the consolidated statements of operations, the statements of comprehensive income (loss), and the statements of cash flows for the three and nine months ended September 30, 2018 and September 30, 2017 as applicable, have been made. Certain prior year amounts in the financial statements and notes have been reclassified to conform to the fiscal year 2018 presentation. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

In January 2016, the FASB issued an update to amend certain aspects of recognition, measurement, presentation and disclosure of financial instruments. Under this standard, certain equity investments are measured at fair value with changes recognized in current period earnings as opposed to other comprehensive income (loss). This guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. ARRIS adopted the standard on January 1, 2018 by recording a cumulative-effect adjustment as of the beginning of the year. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position and results of operations.

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

In August 2018, the FASB issued an accounting standard update related to customer's accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. The standards update aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The capitalized implementation costs of a hosting arrangement that is a service contract will be expensed over the term of the hosting arrangement. The accounting standard is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted, including adoption in any interim period. The amendments can be applied either retrospectively or prospectively to all implementation costs incurred after the adoption date. The Company early adopted this standard in the third quarter of 2018 using the prospective method.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial position and results of operations.

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

Many factors will impact the ultimate measurement of the lease liability and corresponding right of use asset to be recognized upon adoption. The Company continues to evaluate the impact this guidance will have on its consolidated financial statements. The Company expects to take advantage of the transition relief provided by the amendment to the new guidance which allows us to elect not to restate 2017 and 2018 comparative periods upon adoption and continue to apply existing guidance to such periods. With respect to the other practical expedients, the Company expects to elect the package of three expedients, which allows us not to reassess the existence, the classification or the amount and treatment of initial direct costs for existing leases. The Company does not expect to apply hindsight for the evaluation of lease options (e.g., renewal).  The Company expects to elect not to record on the balance sheet a lease with a term (including reasonably certain renewal or purchase options, or reasonably certain not to terminate) of less than 12 months.  Finally, the Company expects to elect the practical expedient which allows us not to separate lease and non-lease components. This guidance becomes effective January 1, 2019 with early adoption permitted.

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

In August 2018, the FASB issued an accounting standard update which amends fair value measurement disclosure requirements aiming to improve the overall usefulness of disclosures to financial statement users and reduce unnecessary costs to companies when preparing the disclosures. This guidance will be effective for interim and annual periods beginning after December 15, 2019 and early adoption is permitted. Adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued an accounting standard update that eliminated certain disclosures about defined benefit plans, added new disclosures, and clarified other requirements. This guidance will be effective for interim and annual periods beginning after December 15, 2020 and early adoption is permitted. There were no changes to interim disclosure requirements. Adoption of this guidance is not expected to have a material effect on the Company’s annual financial statement statements.

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

Revenue Recognition

ARRIS generates revenue from varying activities, including the delivery of stand-alone equipment, custom design and installation services, and bundled sales arrangements inclusive of equipment, software and services. Revenue is recognized when performance obligations in a contract are satisfied through the transfer of control of the good or service at an amount of consideration expected to receive. The following are required before revenue is recognized:

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

The Company’s equipment deliverables typically include proprietary operating system software, which isn’t considered separately identifiable. Therefore, ARRIS’s equipment deliverables are considered one distinct performance obligation.

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

Standalone Services – Standalone service revenues result from a variety of offerings including:

•	Maintenance and support services, provided under annual service-level agreements with the Company’s customers. These services represent stand-ready obligations that are recognized over time (on a straight-line basis over the contract period) because the customer simultaneously receives and consumes the benefits of the services as the services are performed.

•	Professional services and other similar services consist primarily of “Day 2” services to help customers maximize their utilization of deployed ARRIS systems. The services are recognized over time because the customer simultaneously receives and consumes the benefits of the service as the services are performed.

•	Installation services relate to the routine installation of equipment ordered by the customer at the customer’s site and are distinct performance obligations from delivery of the related hardware. The associated revenues are recognized over time as the services are provided, which is generally a very short period (less than a couple of days).

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

Disaggregation of Revenue

The following table summarizes the revenues from contracts with customers by major product line for the three and nine months ended September 30, 2018 (in thousands):

	Three months ended September 30, 2018	Nine months ended September 30, 2018
CPE:
Broadband CPE	$448,518	$1,176,886
Video CPE	492,951	1,647,941
Sub-total	941,469	2,824,827
Network & Cloud:
Networks	458,303	1,390,690
Software and services	73,732	229,105
Sub-total	532,035	1,619,795
Enterprise Networks:
Enterprise Networks	180,159	522,313
Other:
Other	(2,415)	(11,437)
Total net sales	$1,651,248	$4,955,498

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

The following table summarizes the revenues from contracts with customers by geographic areas for the three and nine months ended September 30, 2018 (in thousands):

	For the three months ended September 30, 2018
	CPE	N&C	Enterprise	Other (1)	Total
Domestic – U.S.	$533,410	$334,591	$116,691	$(1,315)	$983,377

Americas, excluding U.S.	206,350	97,785	(1,723)	—	302,412
Asia Pacific	30,814	39,670	29,964	—	100,448
EMEA	170,895	59,989	35,227	(1,100)	265,011
Total international	408,059	197,444	63,468	(1,100)	667,871
Total net revenues	$941,469	$532,035	$180,159	$(2,415)	$1,651,248

	For the nine months ended September 30, 2018
	CPE	N&C	Enterprise	Other (1)	Total
Domestic – U.S.	$1,546,338	$1,006,903	$323,033	$(6,426)	$2,869,848

Americas, excluding U.S.	582,564	297,665	5,899	(5)	886,123
Asia Pacific	82,020	135,013	83,065	(40)	300,058
EMEA	613,905	180,214	110,316	(4,966)	899,469
Total international	1,278,489	612,892	199,280	(5,011)	2,085,650
Total net revenues	$2,824,827	$1,619,795	$522,313	$(11,437)	$4,955,498

(1)	Adjustments include acquisition accounting impacts related to deferred revenue

Impact of New Revenue Guidance on Financial Statement Line Items

The following table compares the reported condensed balance sheet and statement of operations, as of and for the three and nine months ended September 30, 2018, to the pro-forma amounts had the previous guidance been in effect (in thousands):

	As Reported September 30, 2018	Pro forma – as if previous accounting guidance was in effect
Assets
Accounts receivable	$1,117,641	$1,106,550
Other current assets	201,111	201,047
Deferred incomes taxes	155,193	149,971
Liabilities
Deferred revenue (current and non-current)	$174,542	$176,002

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
	As reported	Pro-forma	As reported	Pro-forma
Revenues
Net sales	$1,651,248	$1,655,526	$4,955,498	$4,931,254
Costs and expenses
Cost of sales	$1,186,059	$1,186,059	$3,515,871	$3,515,935
Income tax benefit	(15,652)	(16,042)	(22,106)	(16,884)
Consolidated net income	45,808	50,477	63,574	34,045
Net loss attributable to non-controlling interest	(1,271)	(1,292)	(5,659)	(6,422)
Net income attributable to ARRIS International plc	47,079	51,769	69,233	40,467
Net income per ordinary share:
Basic	$0.26	$0.29	$0.38	$0.22
Diluted	$0.26	$0.29	$0.38	$0.22

Pro-forma net sales were $4.3 million higher than and $24.2 million lower than reported net sales in the Consolidated Statements of Operations for the three and nine months ended September 30, 2018, respectively, largely due to the timing of license revenue that is currently being recognized upon delivery of the license as opposed to recognizing ratably over the license term.

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

The unbilled receivables are included in Accounts Receivable on the unaudited Consolidated Balance Sheets. As of September 30, 2018, the Company has unbilled receivables of $45.0 million.

The changes in the contract asset account relate to license revenue is now being recognized upon delivery instead of being recognized ratably over the license term.

The following table summarizes the changes in deferred revenue for the nine months ended of September 30, 2018 (in thousands)

Opening balance at January 1, 2018	$168,757
Deferral of revenue	127,467
Recognition of unearned revenue	(120,712)
Other	(970)
Balance at September 30, 2018	$174,542

As of the end of the current reporting period, the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied that have a duration of one year or more was $66.4 million. The majority of ARRIS’s contracts that have performance obligations that are unsatisfied are part of contracts have a duration of one year or less.

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

The preliminary estimated goodwill of $310.8 million arising from the acquisition is attributable to the strategic opportunities and synergies that are expected to arise from the acquisition of Ruckus Networks and the workforce of the acquired business. Goodwill has been preliminarily assigned to our new Enterprise reporting unit as of September 30, 2018. The Company will finalize the assignment during the measurement period. A portion of the goodwill is expected to be deductible for income tax purposes.

The following table summarizes the fair value of consideration transferred for Ruckus Networks (in thousands):

Cash consideration	$779,743
Estimated working capital adjustments	(16,371)
Non-cash consideration (1)	(2,359)
Total consideration transferred	$761,013

(1)	Non-cash consideration represents a $2.4 million settlement of preexisting payables and receivables between Ruckus Networks and ARRIS.

The following is a summary of the estimated fair values of the net assets acquired (in thousands):

	Amounts Recognized as of Acquisition Date (a)	Adjustments	Amounts Recognized as of Acquisition Date (as adjusted)
Total estimated consideration transferred	$761,013	$—	$761,013
Cash and cash equivalents	18,958	—	18,958
Accounts receivable, net	32,940	(5,999)	26,941
Inventories	48,897	(461)	48,436
Prepaids & other	4,836	(1,006)	3,830
Property, plant & equipment	33,500	(1,637)	31,863
Intangible assets	472,500	22,200	494,700
Other assets	39,528	(37,897)	1,631
Accounts payable and accrued liabilities	(17,216)	1,523	(15,693)
Other current liabilities	(9,666)	(1,988)	(11,654)
Deferred revenue	(47,718)	970	(46,748)
Noncurrent deferred income tax liabilities	(92,233)	(7,643)	(99,876)
Other noncurrent liabilities	(41,347)	39,160	(2,187)
Net assets acquired	442,979	7,222	450,201
Goodwill	$318,034	(7,222)	$310,812

(a)	As previously reported as of December 31, 2017

As a result of measurement period changes for intangible assets, the Company recorded a decrease to previously recorded amortization for quarters ended December 31, 2017 and March 31, 2018 of $1.8 million and $1.0 million, respectively. These adjustments have been recorded prospectively in the first nine months of 2018.

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

The fair value of trade accounts receivable is $26.9 million with the gross contractual amount being $28.1 million. The Company expects $1.2 million to be uncollectible.

The Company incurred acquisition related costs of $0.1 million and $0.7 million during the three and nine months ended September 30, 2018, respectively. This amount was expensed by the Company as incurred and is included in the Consolidated Statement of Operations in the line item titled “Integration, acquisition, restructuring and other costs”.

The Ruckus Networks business contributed revenues of approximately $522.3 million to the Company’s consolidated results for the nine months ended September 30, 2018.

Note 5. Goodwill and Intangible Assets

Goodwill

As of September 30, 2018, the Company has preliminarily recorded goodwill of $310.8 million related to the Ruckus Networks acquisition. The Company is in the process of assigning the assets and liabilities acquired to each of its identified reporting units and as such, the determination of this goodwill by reporting unit is incomplete as of September 30, 2018.  The Company intends to finalize the assignment of the goodwill from the Ruckus Networks acquisition during fiscal year 2018.

The changes in the carrying amount of goodwill for the year to date period ended September 30, 2018 are as follows (in thousands):

	CPE	N & C	Enterprise	Total
Goodwill	$1,386,680	$1,003,654	$318,034	$2,708,368
Accumulated impairment losses	—	(429,856)	—	(429,856)
Balance as of December 31, 2017	$1,386,680	$573,798	$318,034	$2,278,512
Changes in year 2018:
Goodwill acquired, net	—	—	(7,222)	(7,222)
Impairment	—	(3,400)	—	(3,400)
Other	(7,341)	453	—	(6,888)
Balance as of September 30, 2018	$1,379,339	$570,851	$310,812	$2,261,002

Goodwill	1,379,339	1,004,107	310,812	2,694,258
Accumulated impairment losses	—	(433,256)	—	(433,256)
Balance as of September 30, 2018	$1,379,339	$570,851	$310,812	$2,261,002

In addition, during the nine months ended September 30, 2018, the Company recorded partial impairment of goodwill of $3.4 million related to our Cloud TV reporting unit, respectively, of which $1.2 million is attributable to the noncontrolling interest. This impairment was a result of the indirect effect of a change in accounting principle related to the adoption of new accounting standard Revenue from Contracts with Customers, resulting in changes in the composition and carrying amount of the net assets of our Cloud TV reporting unit. The partial impairment was included in impairment of goodwill on the Consolidated Statements of Operations.

Intangible Assets

The gross carrying amount and accumulated amortization of the Company’s acquired intangible assets as of September 30, 2018 and December 31, 2017 are as follows (in thousands):

	September 30, 2018			December 31, 2017
	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value
Definite-lived intangible assets:
Customer relationships	$1,759,668	$908,648	$851,020	$1,672,470	$780,655	$891,815
Developed technology, patents & licenses	1,479,200	914,538	564,662	1,521,893	771,200	750,693
Trademarks, trade and domain names	75,672	58,631	17,041	87,472	41,885	45,587
Backlog	15,300	14,843	457	35,000	5,833	29,167
Sub-total	3,329,840	1,896,660	1,433,180	3,316,835	1,599,573	1,717,262

Indefinite-lived intangible assets:
Tradenames	55,400	—	55,400	—	—	—
In-process research and development	—	—	—	54,100	—	54,100
Sub-total	55,400	—	55,400	54,100	—	54,100
Total	$3,385,240	$1,896,660	$1,488,580	$3,370,935	$1,599,573	$1,771,362

As of September 30, 2018, the Company preliminarily recorded intangible assets (other than goodwill) of $494.7 million related to the Ruckus Networks acquisition. In-process research and development of $4.1 million was reclassified to become a definite-lived asset upon completion of the associated research and development efforts during the quarter ended June 30, 2018.

Amortization expense is reported in the consolidated statements of operations within cost of sales and operating expenses. The following table presents the amortization of acquired intangible assets (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Cost of sales	$890	$871	$2,668	$2,293
Selling, general and administrative expenses	986	950	2,969	2,849
Amortization of acquired intangible assets (1)	88,305	90,162	293,499	274,819
Total	$90,181	$91,983	$299,136	$279,961

(1)	Reflects amortization expense for the intangible assets acquired through business combinations.

The estimated total amortization expense for finite-lived intangibles for each of the next five fiscal years is as follows (in thousands):

2018 (for the remaining three months)	$89,861
2019	332,979
2020	321,134
2021	186,348
2022	149,089
Thereafter	353,769

Note 6. Investments

ARRIS’s investments consisted of the following (in thousands):

	As of September 30, 2018	As of December 31, 2017
Current Assets:
Available-for-sale securities	$39,640	$23,874
Noncurrent Assets:
Available-for-sale securities	5,996	5,718
Equity method investments	22,217	22,021
Cost method investments	9,986	10,092
Other investments	33,548	33,251
Total classified as non-current assets	71,747	71,082
Total	$111,387	$94,956

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

The amortized costs and fair value of available-for-sale securities were as follows (in thousands):

	September 30, 2018				December 31, 2017
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit (non-U.S.)	$39,640	$—	$—	$39,640	$12,809	$—	$—	$12,809
Corporate bonds	—	—	—	—	11,003	86	(24)	11,065
Corporate obligations	14	—	—	14	13	—	—	13
Money markets	37	—	—	37	38	—	—	38
Mutual funds	87	—	(1)	86	65	14	—	79
Other investments	5,898	531	(570)	5,859	4,941	744	(97)	5,588
Total	$45,676	$531	$(571)	$45,636	$28,869	$844	$(121)	$29,592

The following table represents the breakdown of the available-for-sale investments with gross unrealized losses and the duration that those losses had been unrealized (in thousands):

	September 30, 2018
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Certificates of deposit (non-U.S.)	$39,640	$—	$—	$—	$39,640	$—
Corporate obligations	14	—	—	—	14	—
Money markets	37	—	—	—	37	—
Mutual funds	86	(1)	—	—	86	(1)
Other investments	5,859	(570)	—	—	5,859	(570)
Total	$45,636	$(571)	$—	$—	$45,636	$(571)

	December 31, 2017
	Less than 12 months		12 months or more		Total
	Fair value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Certificates of deposit (non-U.S.)	$12,809	$—	$—	$—	$12,809	$—
Corporate bonds	11,065	(24)	—	—	11,065	(24)
Corporate obligations	13	—	—	—	13	—
Money markets	38	—	—	—	38	—
Mutual funds	79	—	—	—	79	—
Other investments	5,588	(97)	—	—	5,588	(97)
Total	$29,592	$(121)	$—	$—	$29,592	$(121)

As of September 30, 2018, for fixed income securities that were in unrealized loss positions, the Company has determined that (i) it does not have the intent to sell any of these investments, and (ii) it is more likely than not that it will not be required to sell any of these investments before recovery of the entire amortized cost basis.

The sale and/or maturity of available-for-sale securities resulted in the following activity (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Proceeds from sales	$31,876	$5,000	$45,638	$155,301
Gross gains	—	1	5	13
Gross losses	—	—	—	—

The contractual maturities of the Company’s available-for-sale securities as of September 30, 2018 are shown below. Actual maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties (in thousands):

	September 30, 2018
	Amortized Cost	Fair Value
Within 1 year	$39,640	$39,640
After 1 year through 5 years	—	—
After 5 years through 10 years	—	—
After 10 years	6,036	5,996
Total	$45,676	$45,636

Other-than-temporary investment impairments - ARRIS evaluates its investments for any other-than-temporary impairment on a quarterly basis considering all available evidence, including changes in general market conditions, specific industry and individual entity data, the financial condition and the near-term prospects of the entity issuing the security, and the Company’s ability and intent to hold the investment until recovery. For the three and nine months ended September 30, 2018, ARRIS concluded that no other-than-temporary impairment losses existed.

For the three months ended September 30, 2017, the Company concluded that no other-than-temporary impairment losses existed. For the nine months ended September 30, 2017, the Company concluded that one private company had indicators of impairment, as the cost basis exceeded the fair value of the investments resulting in other-than-temporary impairment charges of $2.8 million. These charges are reflected in the Consolidated Statements of Operations.

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

The following table presents the Company’s investment assets (excluding equity and cost method investments) and derivatives measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018
	Level 1	Level 2	Level 3	Total
Certificates of deposit (non-U.S.)	$—	$39,640	$—	$39,640
Corporate obligations	—	14	—	14
Money markets	37	—	—	37
Mutual funds	86	—	—	86
Other investments	—	5,859	—	5,859
Interest rate derivatives — asset derivatives	—	24,480	—	24,480
Interest rate derivatives — liability derivatives	—	—	—	—
Foreign currency contracts — asset position	—	3,806	—	3,806
Foreign currency contracts — liability position	—	(605)	—	(605)

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Certificates of deposit (non-U.S.)	$—	$12,809	$—	$12,809
Corporate bonds	—	11,065	—	11,065
Corporate obligations	—	13	—	13
Money markets	38	—	—	38
Mutual funds	79	—	—	79
Other investments	—	5,588	—	5,588
Interest rate derivatives — asset derivatives	—	10,156	—	10,156
Interest rate derivatives — liability derivatives	—	(4,024)	—	(4,024)
Foreign currency contracts — asset position	—	405	—	405
Foreign currency contracts — liability position	—	(8,802)	—	(8,802)

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

During the nine months ended September 30, 2018, the Company recorded partial impairment of goodwill of $3.4 million related to our Cloud TV reporting unit, of which $1.2 million is attributable to the noncontrolling interest, respectively. During the fourth quarter of 2017, the Company recorded partial impairments of goodwill and indefinite-lived tradenames of $51.2 million and $3.8 million, respectively, acquired in the ActiveVideo acquisition and included as part of the Cloud TV reporting unit, of which $19.3 million is attributable to the noncontrolling interest. See Note 5 Goodwill and Intangible Assets for further discussion.

The Company believes the principal amount of debt as of September 30, 2018 approximated fair value because of interest-bearing rates that are adjusted periodically, analysis of recent market conditions, prevailing interest rates, and other Company specific factors. The Company has classified the debt as a Level 2 item within the fair value hierarchy.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s senior secured credit facilities, which are comprised of (i) a “Term Loan A Facility”, (ii) a “Term Loan A-1 Facility”, (iii) a “Term Loan B-3 Facility”, and (iv) a “Revolving Credit Facility”, have variable interest rates based on LIBOR. (See Note 15 Indebtedness for additional details.) As a result of exposure to interest rate movements, during 2015, the Company entered into various interest rate swap arrangements, which effectively converted $625.0 million of its variable-rate debt based on one-month LIBOR to an aggregate fixed rate of 2.25% plus a leverage-based margin.  During 2016, due to additional exposure from the Term Loan A-1 Facility, the Company added additional interest rate swap arrangements which effectively converted $450.0 million of the Company’s variable-rate debt based on one-month LIBOR to an aggregate fixed rate of 0.98% plus a leverage-based margin.  Total notional amount of these swaps as of September 30, 2018 was $1,075.0 million and each swap matures on March 31, 2020.

During the nine months ended September 30, 2018, the Company entered into new forward-starting interest rate swap arrangements which effectively will convert $1,075.0 million of the Company’s variable-rate debt based on one-month LIBOR to an aggregate fixed rate of 2.63% plus a leverage-based margin for the period beginning March 31, 2020 and ending June 30, 2022. ARRIS has designated these swaps as cash flow hedges, and the objective of these hedges is to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2018, such derivatives were used to hedge the variable cash flows associated with debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and nine months ended September 30, 2018, approximately $0.1 million and $0.5 million in income has been recorded related to hedge ineffectiveness by the Company.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Over the next 12 months, the Company estimates that an additional $9.6 million may be reclassified as a decrease to interest expense.

The table below presents the impact the Company’s derivative financial instruments had on Consolidated Statement of Operations (in thousands):

	Location of Gain(Loss) Reclassified from AOCI into Income	Three months ended September 30,		Nine months ended September 30,
		2018	2017	2018	2017
Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Interest expense	$4,742	$340	$19,122	$(394)
Amounts Reclassified from Accumulated OCI into Income (Effective Portion)	Interest expense	(1,010)	(17)	(1,258)	1,777

The following table indicates the location on the Consolidated Balance Sheets in which the Company’s derivative assets and liabilities designated as hedging instruments have been recognized and the related fair values of those derivatives (in thousands):

	Balance Sheet Location	September 30, 2018	December 31, 2017

Interest rate derivatives — asset derivatives	Other current assets	9,560	3,590
Interest rate derivatives — asset derivatives	Other assets	14,920	6,566
Interest rate derivatives — liability derivatives	Other accrued liabilities	—	(3,053)
Interest rate derivatives — liability derivatives	Other noncurrent liabilities	—	(971)

Credit-risk-related Contingent Features

Each of ARRIS’s agreements with its derivative counterparties contains a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness. As of September 30, 2018, and December 31, 2017, the fair value of derivatives, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was a net asset position of $24.5 million and $6.1 million, respectively. As of September 30, 2018, the Company has not posted any collateral related to these agreements nor has it required any of its counterparties to post collateral related to these or any other agreements.

Non-designated hedges of foreign currency risk

The Company has U.S. dollar functional currency entities that bill certain international customers in their local currency and foreign functional currency entities that procure in U.S. dollars. ARRIS also has certain predictable expenditures for international operations in local currency. Additionally, certain intercompany transactions are denominated in foreign currencies and subject to revaluation. To mitigate the volatility related to fluctuations in the foreign exchange rates for certain exposures, ARRIS has entered into various foreign currency contracts. As of September 30, 2018, the Company had forward contracts with notional amounts totaling 15 million euros which mature throughout 2018, forward contracts with a total notional amount of 40 million Australian dollars which mature throughout 2018 and 2019, forward contracts with notional amounts totaling 41 million Canadian dollars which mature throughout 2018 and 2019, forward contracts with notional amounts totaling 20 million British pounds which mature throughout 2018 and forward contracts with notional amounts totaling 475.4 million South African rand which mature throughout 2018 and 2019.

The Company’s objective in using foreign currency derivatives are to add stability to foreign currency gains and losses recorded as other expense (income) and to manage its exposure to foreign currency movements. To accomplish this objective, the Company uses foreign currency option and foreign currency forward contracts as part of its foreign currency risk management strategy. The Company’s foreign currency derivative instruments economically hedge certain risk but are not designated as hedges, and accordingly, all changes in the fair value of the instruments are recognized as a loss (gain) on foreign currency in the Consolidated Statements of Operations. The maximum time frame for ARRIS’s derivatives is currently twelve months.

The following table indicates the location on the Consolidated Balance Sheets in which the Company’s derivative assets and liabilities not designated as hedging instruments have been recognized and the related fair values of those derivatives (in thousands):

	Balance Sheet Location	September 30, 2018	December 31, 2017

Foreign exchange contracts — asset derivatives	Other current assets	$3,806	$405
Foreign exchange contracts — liability derivatives	Other accrued liabilities	(516)	(8,202)
Foreign exchange contracts — liability derivatives	Other non-current liabilities	(89)	(600)

The change in the fair values of ARRIS’s derivatives not designated as hedging instruments recorded in the Consolidated Statements of Operations were as follows (in thousands):

	Statement of Operations Location	Three months ended September 30,		Nine months ended September 30,
		2018	2017	2018	2017
Foreign exchange contracts	(Gain) loss on foreign currency	$(1,606)	$3,155	$(10,488)	$19,474

Note 9. Pension Benefits

Components of Net Periodic Pension Cost (in thousands):

	U.S. Pension Plans		Non-U.S. Pension Plans
	Three months ended September 30,		Three months ended September 30,
	2018	2017	2018	2017
Service cost	$—	$—	$158	$154
Interest cost	345	434	101	113
Return on assets (expected)	(62)	(224)	(68)	(75)
Amortization of net actuarial loss(gain)	253	138	—	—
Net periodic pension cost	$536	$348	$191	$192

	U.S. Pension Plans		Non-U.S. Pension Plans
	Nine months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Service cost	$—	$—	$475	$462
Interest cost	1,036	1,302	303	339
Return on assets (expected)	(186)	(672)	(205)	(225)
Amortization of net actuarial loss(gain)	759	414	—	—
Net periodic pension cost	$1,609	$1,044	$573	$576

Employer Contributions

All the amounts in the tables above, other than service cost, were recorded in Other (income) expense, net on the Consolidated Statements of Operations. No minimum funding contributions are required in 2018 under the Company’s U.S. defined benefit plan. For the three and nine months ending September 30, 2017, $1.4 million was contributed.

During the three and nine months ended September 30, 2018, the Company made a minimum funding contribution of $0.2 million and $1.7 million, respectively, related to its Taiwan pension plan. During the three and nine months ended September 30, 2017, the Company made a minimum funding contribution of $0.3 and $0.9 million, respectively, related to its Taiwan pension plan.

In late 2017, the Company commenced the process of terminating its U.S. defined benefit pension plan. In July 2018, the Company received a favorable IRS Letter of Determination approving the Plan’s termination. Election notices for participants not currently receiving a benefit are in process of distribution. Based on the most recently available information, the Company expects the final accumulated benefit obligation to approximate $21.5 million and intends to distribute all plan assets including earnings thereon, by the end of 2019. The plan's deferred actuarial losses remaining in accumulated other comprehensive income (loss) at that time will be recognized as expense.

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

Information regarding the changes in ARRIS’s aggregate product warranty liabilities for the nine months ended September 30, 2018 was as follows (in thousands):

Balance at December 31, 2017	$76,089
Warranty reserve at acquisition adjustment	827
Accruals related to warranties (including changes in assumptions)	24,958
Settlements made (in cash or in kind)	(33,790)
Balance at September 30, 2018	$68,084

The decline in the warranty accrual resulted from lower sales volume of CPE products, accompanied by settlement of warranty claims for amounts less than their previously recorded value.

Note 11. Inventories

The components of inventory were as follows, net of reserves (in thousands):

	September 30, 2018	December 31, 2017
Raw material	$91,547	$149,328
Work in process	6,416	5,416
Finished goods	619,309	670,467
Total inventories, net	$717,272	$825,211

Note 12. Property, Plant and Equipment

Property, plant and equipment, at cost, consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Land	$26,652	$68,562
Buildings and leasehold improvements	201,834	205,534
Machinery and equipment	456,945	466,325
	685,431	740,421
Less: Accumulated depreciation	(395,611)	(367,954)
Total property, plant and equipment, net	$289,820	$372,467

In February 2018, the Company announced an agreement to sell its manufacturing facility in New Taipei City, Taiwan, along with certain manufacturing fixed assets. The aggregate consideration for the acquired assets is $75.3 million ($69.0 million for the facility and land, plus $6.3 million for the manufacturing fixed assets). As a condition of sale, the Company will indemnify the buyer for certain environmental obligations up to $7.0 million. The assets are classified as held for sale and measured at their carrying amount. Total assets held for sale at September 30, 2018 were $58.1 million, which is reported in the Consolidated Balance Sheets as a component of “Other current assets.” The sale is expected to close in the fourth quarter of 2018.

Note 13. Restructuring, Acquisition and Integration

Restructuring

The following table represents a summary of and changes to the restructuring accrual, which is primarily composed of accrued severance and other employee costs and contractual obligations that related to excess leased facilities (in thousands):

	Employee severance & termination benefits	Contractual obligations and other	Total
Balance at December 31, 2017	$4,379	$3,302	$7,681
Restructuring charges	35,979	124	36,103
Cash payments / adjustments	(32,624)	(910)	(33,534)
Balance at September 30, 2018	$7,734	$2,516	$10,250

Employee severance and termination benefits – During the three and nine months ended September 30, 2018, ARRIS recorded restructuring charges of $4.3 million and $36.0 million related to severance and employee termination benefits for 1,069 employees. These restructuring initiatives affected all segments, except Enterprise Networks, during the period. The liability for these initiatives is expected to be settled in 2018.

In 2017, ARRIS recorded restructuring charges of $13.3 million related to severance and employee termination benefits for 195 employees. This restructuring initiative affected all segments. The liability for the initiative has been materially settled as of June 30, 2018.

In 2016, ARRIS completed its acquisition of Pace. ARRIS initiated restructuring plans resulting from the combination that focuses on the rationalization of personnel, facilities and systems across the ARRIS organization. The estimated cost recorded during 2016 was approximately $96.3 million. The restructuring plan affected approximately 1,545 employees across the company. The remaining liability is expected to be settled in 2018.

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

Acquisition

During the three and nine months ended September 30, 2018, acquisition expenses were approximately $0.1 million and $0.7 million, respectively. During the three and nine months ended September 30, 2017, acquisition expenses were approximately $2.0 million and $6.7 million, respectively. These expenses related to the acquisition of the Ruckus Networks and consisted of banker and other fees.

Integration

Integration expenses of approximately $0.7 million and $4.7 million were recorded during the three and nine months ended September 30, 2018, respectively. Integration expenses of approximately $0.3 million and $1.9 million were recorded during the three months and nine months ended September 30, 2017, respectively. These expenses related to integration-related outside services following the Ruckus Networks and Pace acquisitions.

Note 14. Indebtedness

The following is a summary of indebtedness and lease financing obligations (in thousands):

	As of September 30, 2018	As of December 31, 2017
Current liabilities:
Term A loan	$19,550	$19,550
Term A-1 loan	62,500	62,500
Term B-3 loan	5,450	5,450
Lease finance obligation	1,003	870
Current obligations	88,503	88,370
Current deferred financing fees and debt discount	(4,718)	(4,811)
	83,785	83,559
Noncurrent liabilities:
Term A loan	351,900	366,562
Term A-1 loan	1,125,000	1,171,875
Term B-3 loan	531,375	535,463
Revolver	—	—
Lease finance obligation	60,258	61,032
Noncurrent obligations	2,068,533	2,134,932
Noncurrent deferred financing fees and debt discount	(15,160)	(18,688)
	2,053,373	2,116,244
Total	$2,137,158	$2,199,803

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

Interest rates on borrowings under the senior secured credit facilities are set forth in the table below.

	Rate	As of September 30, 2018
Term A Loan	LIBOR + 1.75%	3.99%
Term A-1 Loan	LIBOR + 1.75%	3.99%
Term B-3 Loan	LIBOR + 2.25%	4.49%
Revolving Credit Facility (1)	LIBOR + 1.75%	Not Applicable

(1)	Includes unused commitment fee of 0.30% and letter of credit fee of 1.75% not reflected in interest rate above.

The Credit Agreement provides for adjustments to the interest rates paid on the Term A Loan, Term A-1 Loan, Term B-3 Loan and Revolving Credit Facility based upon the achievement of certain leverage ratios.

Borrowings under the senior secured credit facilities are secured by first-priority liens on substantially all the assets of ARRIS and certain of its present and future subsidiaries who are or become parties to, or guarantors under, the Credit Agreement governing the senior secured credit facilities. The Credit Agreement provides terms for mandatory prepayments and optional prepayments and commitment reductions. The Credit Agreement also includes events of default, which are customary for facilities of this type (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all amounts outstanding under the credit facilities may be accelerated. The Credit Agreement contains usual and customary limitations on indebtedness, liens, restricted payments, acquisitions and asset sales in the form of affirmative, negative and financial covenants, which are customary for financings of this type, including the maintenance of a minimum interest coverage ratio and a maximum leverage ratio. As of September 30, 2018, ARRIS complied with all covenants under the Credit Agreement.

During the three and nine months ended September 30, 2018, the Company made mandatory payments of approximately $21.9 million and $65.6 million, respectively, related to the senior secured credit facilities.

Other

As of September 30, 2018, the scheduled maturities of the contractual debt obligations for the next five years are as follows (in thousands):

2018 (for the remaining three months)	$21,875
2019	87,500
2020	87,500
2021	87,500
2022	1,297,738
Thereafter	513,662

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

The table below represents information about the Company’s reportable segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales to external customers:
CPE	$941,469	$1,174,750	$2,824,827	$3,385,689
N&C	532,035	556,863	1,619,795	1,498,271
Enterprise	180,159	—	522,313	—
Other (1)	(2,415)	(3,089)	(11,437)	(8,161)
Total	1,651,248	1,728,524	4,955,498	4,875,799
Direct contribution:
CPE	62,152	121,982	197,636	344,746
N&C	199,137	198,955	628,957	483,714
Enterprise	16,395	—	59,697	—
Segment total	277,684	320,937	886,290	828,460
Corporate and unallocated costs	(131,311)	(135,782)	(437,032)	(387,309)
Amortization of intangible assets	(88,306)	(90,162)	(293,499)	(274,819)
Impairment of goodwill	—	—	(3,400)	—
Integration, acquisition, restructuring and other	(5,046)	(10,836)	(41,546)	(30,622)
Operating income	53,021	84,157	110,813	135,710
Interest expense	23,969	20,211	70,142	63,238
(Gain) loss on investments	(1,400)	839	(1,718)	8,978
Interest income	(1,764)	(2,288)	(5,088)	(5,997)
Loss (gain) on foreign currency	2,025	(8,543)	6,034	5,570
Other expense (income), net	35	1,434	(25)	2,275
Income before income taxes	$30,156	$72,504	$41,468	$61,646

(1)	Adjustments related acquisition accounting impacts related to deferred revenue

The compositions of our corporate and unallocated costs that are reflected in the Consolidated Statement of Operations were as follow (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Corporate and unallocated costs:
Cost of sales	$16,141	$16,792	$70,322	$44,815
Selling, general and administrative expenses	92,276	92,895	286,766	268,741
Research and development expenses	22,894	26,095	79,944	73,753
Total	$131,311	$135,782	$437,032	$387,309

Note 16. Sales Information

Revenues from external customers are attributed to individual countries on an end-customer basis, based on domicile of the purchasing entity, if known, or the location of the customer’s headquarters if the specific purchasing entity within the customer is unknown. ARRIS sells a majority its products in the United States. The Company’s non-U.S. revenue is generated from Asia Pacific, Canada, Europe, Middle East and Latin America. Sales to customers outside of United States were approximately 40.4% and 42.1% of total sales for the three and nine months ended September 30, 2018, respectively. For the three and nine months ended September 30, 2017, sales to customers outside of United States were approximately 34.5% and 34.1%, respectively.

The table below set forth our sales based on geography of our customers (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
U.S.	$983,377	$1,131,723	$2,869,848	$3,211,278
Non-U.S.
Americas, excluding U.S.	302,412	283,769	886,123	832,630
Asia Pacific	100,448	105,135	300,058	265,508
EMEA	265,011	207,897	899,469	566,383
Total non-U.S.	667,871	596,801	2,085,650	1,664,521
Total sales	$1,651,248	$1,728,524	$4,955,498	$4,875,799

Note 17. Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Basic:
Net income attributable to ARRIS International plc	$47,079	$88,320	$69,233	$79,558

Weighted average shares outstanding	178,106	187,064	182,132	187,878
Basic earnings per share	$0.26	$0.47	$0.38	$0.42

Diluted:
Net income attributable to ARRIS International plc	$47,079	$88,320	$69,233	$79,558

Weighted average shares outstanding	178,106	187,064	182,132	187,878
Net effect of dilutive equity awards	1,231	1,877	1,685	2,386
Total	179,337	188,941	183,817	190,264
Diluted earnings per share	$0.26	$0.47	$0.38	$0.42

Potential dilutive shares include unvested restricted and performance awards and warrants.

For the three months ended September 30, 2018 and 2017, approximately 1.2 million and 1.0 million of the equity-based awards, respectively, were excluded from the computation of diluted earnings per share. For the nine months ended September 30, 2018 and 2017 approximately 1.0 million and 1.7 million of the equity-based awards, respectively, were excluded from the computation of diluted earnings per share. These exclusions are made if the exercise price of these equity-based awards is in excess of the average market price of the shares for the period, or if the Company has net losses, both of which have an anti-dilutive effect.

During the nine months ended September 30, 2018, the Company issued 2.0 million ordinary shares related to the vesting of restricted shares, as compared to 2.6 million shares for the twelve months ended December 31, 2017.

The warrants have a dilutive effect in those periods in which the average market price of the shares exceeds the current effective conversion price (under the treasury stock method) and are not subject to performance conditions. There is no incremental vesting in the first nine months of 2018. The dilutive effect of outstanding vested shares was immaterial.

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

The Tax Cuts and Jobs Act of 2017 (the “Act”) enacted on December 22, 2017 introduced significant changes to U.S. income tax law including, but not limited to, a reduction to the U.S. statutory tax rate from 35% to 21%, creation of new taxes on certain foreign-sourced earnings and certain intercompany payments, introduction of limits on interest deductibility, and increased limitations on certain executive compensation. Since the Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected during 2018, except as noted below, the Company considers the accounting of the impacts of the Act to be incomplete due to additional work necessary to (1) determine re-measurement of any changes to deferred tax assets and liabilities associated with any acquisition accounting adjustments made within the acquisition accounting measurement period and (2) assess any forthcoming guidance. Any subsequent adjustment to these amounts is recorded to tax expense in the quarter of 2018 when the analysis is complete.

As the Company obtains and analyzes more information and interprets the Act and any additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service (IRS), and other standard-setting bodies, the Company may adjust the provisional amounts. Those adjustments may materially affect the provision for income taxes and effective tax rate in the period in which the adjustments are made. The only significant adjustments made during the nine months ended September 30, 2018 were a direct result of the acquisition accounting adjustments made during the quarters.  As a result of the change to the fair value of certain assets and liabilities, the gross deferred tax amounts associated with those assets and liabilities also changed.  The fair value adjustments are as of the Ruckus acquisition date, December 1, 2017, resulting in the gross deferred tax impacts being measured at the applicable enacted tax rate of 35% on that date.  These deferred tax impacts were then remeasured to 21% to reflect the enacted rate as of December 22, 2017.  As a result of these acquisition accounting measurement period adjustments, the Company recorded discrete tax benefit of $2.9 million during the nine months ended September 30, 2018. No adjustments were made to fair value, and therefore there were no discrete tax impacts during the three months ended September 30, 2018.

During the third quarter of 2018, the Company finalized the impact of the one-time transition tax for the deemed repatriation of the earnings of the ARRIS controlled foreign corporations. The finalization of the 2017 earnings and profits amounts increased the transition tax from $(0.2) million benefit to $0.3 million tax expense. The Company has recorded current tax on its global intangible low-taxed income (“GILTI”) relative to the 2018 operations and has elected to account for GILTI as period costs when incurred. The Company will complete our analysis within the measurement period in accordance with Staff Accounting Bulletin No. 118.

For the period ended September 30, 2018, the Company changed its indefinite reinvestment assertion to reflect deferred income taxes on a portion of the unremitted earnings of certain subsidiaries. This change resulted in an additional $2.4 million of tax expense.

The Company reported the following operating results for the periods presented (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30,
	2018	2017	2018	2017
Income before income taxes	$30,156	$72,504	$41,468	$61,646
Income tax benefit	(15,652)	(14,311)	(22,106)	(12,613)
Effective income tax rate	(51.9)%	(19.7)%	(53.3)%	(20.5)%

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

The Company’s effective income tax rate for the nine months ended September 30, 2018 was impacted by $1.5 million of expense related to excess book deductions for stock based compensation, $4.7 million of expense related to changes in permanent reinvestment assertions, offset by $12.4 million of benefit related to the release of uncertain tax positions due to settlement of audits and the expiration of statute of limitations, $2.8 million of benefit related to the effects of tax rate changes in the US, and $4.2 million of benefit related to an internal restructuring to move certain Ruckus Networks intangible property into the U.S.

The Company’s effective income tax rate for the nine months ended September 30, 2017 was impacted by $8.0 million of expense related to the intra-entity sale of an asset, offset by $9.8 million of benefit related to a decrease of interest related to uncertain tax positions and the release of uncertain tax positions due to settlement of audits and expiration of statute of limitations, and a $1.2 million of benefit related to excess tax deductions for stock-based compensation.

Note 19. Shareholders’ Equity

The following table provides a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to shareholders of ARRIS International plc and equity attributable to noncontrolling interest (in thousands):

	Ordinary Shares	Capital in Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total ARRIS International plc stockholders’ equity	Non- controlling Interest	Total stockholders’ equity
Balance, December 31, 2017	$2,768	$3,387,128	$(225,881)	$4,552	$3,168,567	$15,467	$3,184,034
Net income	—	—	69,233	—	69,233	(5,659)	63,574
Other comprehensive income, net of tax	—	—	—	(13,207)	(13,207)	15	(13,192)
Compensation under stock award plans	—	63,087	—	—	63,087	—	63,087
Issuance of ordinary shares and other	28	(10,739)	—	—	(10,711)	—	(10,711)
Repurchase of ordinary shares, net	(175)	—	(336,930)	—	(337,105)	—	(337,105)
Contribution from noncontrolling interest	—	—	—	—	—	2,257	2,257
Cumulative effect adjustment to opening balance (1)	—	—	(1,128)	—	(1,128)	2,694	1,566
Balance, September 30, 2018	$2,621	$3,439,476	$(494,706)	$(8,655)	$2,938,736	$14,774	$2,953,510

(1) Cumulative adjustment related to the adoption of accounting standards.

Note 20. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss) by component, net of taxes (in thousands):

	Available-for sale securities	Derivative instruments	Pension obligations	Cumulative translation adjustments	Total Accumulated Other Comprehensive Income (Loss)	Less AOCI attributable to Non- controlling Interest	Total ARRIS International plc AOCI
Balance, December 31, 2017	$662	$5,589	$(8,993)	$7,243	$4,501	$51	$4,552
Other comprehensive income before reclassifications	—	15,051	—	(26,619)	(11,568)	(15)	(11,583)
Amounts reclassified from accumulated other comprehensive income (loss)	(662)	(990)	28	—	(1,624)	—	(1,624)
Net current-period other comprehensive income (loss)	(662)	14,061	28	(26,619)	(13,192)	(15)	(13,207)
Balance as of September 30, 2018	$—	$19,650	$(8,965)	$(19,376)	$(8,691)	$36	$(8,655)

	Available-for sale securities	Derivative instruments	Pension obligations	Cumulative translation adjustments	Total Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total ARRIS International plc AOCI
Balance, December 31, 2016	$137	$671	$(6,810)	$9,281	$3,279	$12	$3,291
Other comprehensive income before reclassifications	260	(240)	—	4,321	4,341	43	4,384
Amounts reclassified from accumulated other comprehensive income (loss)	68	1,086	9	—	1,163	—	1,163
Net current-period other comprehensive income (loss)	328	846	9	4,321	5,504	43	5,547
Balance as of September 30, 2017	$465	$1,517	$(6,801)	$13,602	$8,783	$55	$8,838

Note 21. Repurchases of ARRIS Shares

The table below sets forth the purchases of ARRIS shares for the quarter ended September 30, 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
July 2018	2,189,251	$25.53	1,957,982	350,010
August 2018	3,944,817	$24.84	3,941,214	252,103
September 2018 (2)	2,454,677	$26.16	2,454,677	562,894

(1)	An aggregate of 234,872 shares shown in the table above were subject to equity awards that were cancelled for cash to satisfy employee minimum tax withholding obligations that arose on the vesting of the applicable restricted stock units.

(2)	Includes an aggregate of 210,654 shares (approximately $5.5 million) pending settlement as of September 30, 2018.

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

In 2016, the Company’s Board of Directors approved a $300 million share repurchase authorization replacing all prior programs. In early 2017, the Board authorized an additional $300 million for share repurchases. In March 2018, the Board authorized an additional $300 million for repurchases and an additional $375 million again in August 2018.

During the first quarter of 2018, the Company repurchased 1.0 million shares of its ordinary shares for $25.0 million at an average share price of $25.35. During the second quarter of 2018, the Company repurchased 4.0 million shares of its ordinary shares for $99.9 million at an average share price of $25.29. During the third quarter of 2018, the Company repurchased 8.4 million shares of its ordinary shares for $212.2 million at an average share price of $25.40. The remaining authorized amount for share repurchases under these repurchase authorizations was $562.9 million as of September 30, 2018.

Since the end of the third quarter through November 8, 2018, the Company has repurchased an additional 0.6 million ordinary shares for approximately $16.0 million. The remaining authorized amount for share repurchases under these repurchase authorizations was $546.9 million as of November 8, 2018.

Unless terminated earlier by a Board resolution, this repurchase authorization will expire when ARRIS has used all authorized funds for repurchase. However, U.K. law also generally prohibits a company from repurchasing its own shares through “off market purchases” without prior approval of shareholders when such company is not traded on a recognized investment exchange in the U.K. This shareholder approval lasts for a maximum period of five years. Prior to and in connection with the Pace combination, the Company obtained approval to purchase its own shares. This authority to repurchase shares terminates in January 2021, unless otherwise reapproved by the Company’s shareholders.

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

Proposed Transaction with CommScope

On November 8, 2018, the Company entered into a Bid Conduct Agreement (the “Acquisition Agreement”) with CommScope Holding Company, Inc. (“CommScope”) providing for the acquisition of all of the ordinary shares of the Company by CommScope (the “Acquisition”). The Acquisition is to be implemented by way of a court-approved scheme of arrangement (the “Scheme”) under Part 26 of the United Kingdom Companies Act 2006. At the effective time of the Acquisition, each ordinary share of the Company automatically will be transferred to CommScope in exchange for the right to receive $31.75 per ordinary share in cash, without interest.

The completion of the Acquisition is subject to various closing conditions, including, among other things, (i) the receipt of certain approvals of the Company shareholders, (ii) the sanction of the Scheme by the High Court of Justice of England and Wales, (iii) the receipt of certain required regulatory approvals or elapse of certain review periods with respect thereto, including those in the U.S., the European Union, Chile, Mexico, Russia and South Africa, and (iv) the absence of any law, order or injunction prohibiting the Acquisition. For additional information regarding certain risks related to the Acquisition see the information under the caption “Risk Factors,” which is located in Item 1A of Part II of this Quarterly Report on Form 10-Q.

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

Proposed Transaction with CommScope

On November 8, 2018, we entered into a Bid Conduct Agreement (the “Acquisition Agreement”) with CommScope Holding Company, Inc. (“CommScope”) providing for the acquisition of all of our ordinary shares by CommScope (the “Acquisition”). The Acquisition is to be implemented by way of a court-approved scheme of arrangement (the “Scheme”) under Part 26 of the United Kingdom Companies Act 2006. At the effective time of the Acquisition, each ordinary share automatically will be transferred to CommScope in exchange for the right to receive $31.75 per ordinary share in cash, without interest.

The completion of the Acquisition is subject to various closing conditions, including, among other things, (i) the receipt of certain approvals of our shareholders, (ii) the sanction of the Scheme by the High Court of Justice of England and Wales, (iii) the receipt of certain required regulatory approvals or elapse of certain review periods with respect thereto, including those in the U.S., the European Union, Chile, Mexico, Russia and South Africa, and (iv) the absence of any law, order or injunction prohibiting the Acquisition. We cannot guarantee that the Acquisition will be completed or that, if completed, it will be exactly on the terms as set forth in the Acquisition Agreement. For additional information regarding certain risks related to the Acquisition see the information under the caption “Risk Factors,” which is located in Item 1A of Part II of this Quarterly Report on Form 10-Q.

Business and Financial Highlights

Business Highlights

•	On November 8, 2018 we announced that we have entered into a definitive agreement for CommScope to purchase ARRIS for a cash price of $31.75, a premium of 27% over the volume weighted average closing price of ARRIS’s common stock for the 30 trading days ending October 23, 2018 (1), subject to shareholder approval and certain closing conditions, including necessary regulatory approvals.

•	We have made significant progress in the integration of the Ruckus business operations, which were acquired in December of 2017.
•	Revenues in the first nine months of 2018 increased with the inclusion of Enterprise sales and strong sales in N&C, primarily for CMTS products, which were offset by a decline in CPE sales. We continue to see growing Broadband CPE demand and strong network capacity demand.
•	International revenues reflect strong growth as operators invested in broadband and video capabilities and were 42% of total revenues in the first nine months of 2018.
•	In the first nine months of 2018, we repurchased approximately 13.3 million ordinary shares for $337.1 million and added $675.0 million of additional share repurchase authority. Through November 8, 2018, we have repurchased an additional 0.6 million ordinary shares for $16.0 million.

(1)	The day prior to news of the market rumors regarding a potential transaction leaking to the media.

Financial Highlights

•	Sales in the third quarter and first nine months of 2018 were $1,651.2 million and $4,955.5 million, respectively, as compared to $1,728.5 million and $4,875.8 million in the same periods in 2017.
•	Gross margin percentage was 28.2% in the third quarter of 2018, which compares to 24.9% in the third quarter of 2017. The increase in the margin reflects changes in product mix, in particular the inclusion of Enterprise Networks, which is helping offset memory and other product cost increases in our CPE products.
•	Total operating expenses (excluding amortization of intangible assets, impairment of goodwill, integration, acquisition, restructuring charges and other costs) in the third quarter of 2018 were $318.8 million, as compared to $246.0 million in the same period last year. The increase primarily reflects the incremental expense associated with our acquisition of Ruckus Networks. In addition, we increased our investment in sales and marketing and research and development for the Enterprise segment to help grow sales and market share. During 2018, the Company has implemented restructuring activities that has affected approximately 1,000 employees, including the closure of our factory in Taiwan, which has and will lower operating expense.
•	We ended the third quarter of 2018 with $520.4 million of cash, cash equivalents and marketable security investments. We generated approximately $420.2 million of cash from operating activities through the first nine months of 2018, which compares to $611.7 million during the same period in 2017. Inventories have declined $107.6 million from the beginning of the year.

•	We ended the third quarter of 2018 with long-term debt of $2,095.8 million, at face value, the current portion of which is $87.5 million. We made mandatory payments of $65.6 million in the first nine months of 2018.

Comparison of Operations for the Three and Nine Months Ended September 30, 2018 and 2017

Net Sales

The table below sets forth our net sales for each of our segments (in thousands, except percentages):

	Net Sales				Increase (Decrease) Between 2018 and 2017
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Three Months Ended September 30		For the Nine Months Ended September 30
	2018	2017	2018	2017	$	%	$	%
Segment:
CPE	$941,469	$1,174,750	$2,824,827	$3,385,689	$(233,281)	(19.9)%	$(560,862)	(16.6)%
N&C	532,035	556,863	1,619,795	1,498,271	(24,828)	(4.5)%	121,524	8.1%
Enterprise	180,159	—	522,313	—	180,159	100.0%	522,313	100.0%
Other (1)	(2,415)	(3,089)	(11,437)	(8,161)	674	21.8%	(3,276)	(40.1)%
Total sales	$1,651,248	$1,728,524	$4,955,498	$4,875,799	$(77,276)	(4.5)%	$79,699	1.6%

(1)	Adjustments related to acquisition accounting impacts related to deferred revenue

The table below sets forth sales based on geography of our customers (in thousands, except percentages):

	Net Sales				Increase (Decrease) Between 2018 and 2017
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Three Months Ended September 30		For the Nine Months Ended September 30
	2018	2017	2018	2017	$	%	$	%
U.S.	$983,377	$1,131,723	$2,869,848	$3,211,278	$(148,346)	(13.1)%	$(341,430)	(10.6)%
Non-U.S.
Americas, excluding U.S.	302,412	283,769	886,123	832,630	18,643	6.6%	53,493	6.4%
Asia Pacific	100,448	105,135	300,058	265,508	(4,687)	(4.5)%	34,550	13.0%
EMEA	265,011	207,897	899,469	566,383	57,114	27.5%	333,086	58.8%
Total non-U.S.	667,871	596,801	2,085,650	1,664,521	71,070	11.9%	421,129	25.3%
Total sales	$1,651,248	$1,728,524	$4,955,498	$4,875,799	$(77,276)	(4.5)%	$79,699	1.6%

Customer Premises Equipment Net Sales 2018 vs. 2017

During the three and nine months ended September 30, 2018, sales in the CPE segment decreased approximately 19.9% and 16.6%, respectively, as compared to the same period in 2017. The decrease is primarily attributable to video sales, due to lower cable and telco demand in the United States. We anticipate the continued overall trend towards more demand for broadband CPE and less video CPE as operators adopt all IP networks and continue their investment in higher speed internet services and better in-home Wi-Fi capabilities, although there will continue to be variability in mix quarter to quarter.

Network and Cloud Net Sales 2018 vs. 2017

During the three and nine months ended September 30, 2018, sales in the N&C segment decreased approximately (4.5)% and increased approximately 8.1%, respectively, as compared to the same period in 2017. During the three months ended September 30, 2018, the decrease was primarily attributable to less CMTS product sales. During the nine months ended September 30, 2018, the increase was primary due to increased CMTS product sales, partially offset by lower Access Technologies products sales.

Enterprise Networks Net Sales 2018 vs. 2017

During the three and nine months ended September 30, 2018, sales in the Enterprise segment were $180.2 million and $522.2 million, respectively. In the quarter, revenues were reduced by an adjustment in estimated channel rebates of approximately $9.0 million because of a true-up based upon a retrospective review of rebate activity. Revenues were not included in the same period of 2017, as the acquisition of Ruckus Networks was completed in the fourth quarter of 2017.

Gross Margin

The table below sets forth our gross margin (in thousands, except percentages):

	Gross Margin				Increase (Decrease) Between 2018 and 2017
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Three Months Ended September 30		For the Nine Months Ended September 30
	2018	2017	2018	2017	$	%	$	%

Gross margin dollars	$465,189	$431,155	1,439,627	1,171,770	34,034	7.9%	267,857	22.9%
Gross margin percentage	28.2%	24.9%	29.1%	24.0%		3.3		5.1

During the three and nine months ended September 30, 2018, gross margin dollars increased as a result of the Ruckus Networks acquisition and changes in product mix. The Ruckus Networks acquisition impacted gross margin for 2018, due to a proportionately higher average gross margin than the historic ARRIS business. We also had higher sales of CMTS licenses in 2018 which have higher margins than the average consolidated gross margin. This increase is offset by continued pressure on gross margin primarily relating to memory pricing and other component costs, particularly in the CPE segment which are expected to continue in the near term and could make it difficult to return to historical gross margin levels. We do anticipate some improvement in component pricing in 2019. In addition, we have implemented initiatives to mitigate the effects of higher component costs with price adjustments and actions to lower operating costs. Regarding tariffs, we currently expect to pass a significant portion of the cost on to customers and are in the process of shifting the manufacturing locations for impacted products to locations that would not be subject to the proposed tariffs. The gross margin for the three and nine months ended September 30, 2018 included $17.0 million of increased costs associated with writing up the historic cost of the Ruckus Networks inventory to fair value at the date of acquisition (subsequently increasing cost of sales). In addition, during the three and nine months ended September 30, 2018, the gross margins were impacted by $2.4 million and $11.4 million, respectively, associated with a reduction in sales related to the acquisition accounting impacts of deferred revenue.

During the three and nine months ended September 30, 2017, gross margins were also impacted by $3.1 million and $8.1 million, respectively, associated with a reduction in sales associated with the fair value of warrants issued to customers.

Operating Expenses

The table below provides detail regarding our operating expenses (in thousands, except percentages):

	Operating Expenses				Increase (Decrease) Between 2018 and 2017
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Three Months Ended September 30		For the Nine Months Ended September 30
	2018	2017	2018	2017	$	%	$	%
Selling, general and administrative	$162,707	$114,407	$497,263	$332,966	$48,300	42.2%	$164,297	49.3%
Research and development	156,109	131,593	493,106	397,653	24,516	18.6%	95,453	24.0%
Amortization of intangible assets	88,306	90,162	293,499	274,819	(1,856)	(2.1)%	18,680	6.8%
Impairment of goodwill	—	—	3,400	—	—	—	3,400	100.0%
Integration, acquisition, restructuring & other other	5,046	10,836	41,546	30,622	(5,790)	53.4%	10,924	35.7%
Total	$412,168	$346,998	$1,328,814	$1,036,060	$65,170	18.8%	$292,754	28.3%

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

SG&A expenses increased for the three and nine months ended September 30, 2018 compared to the prior year as result of the inclusion of incremental expense related to our acquisition of Ruckus Network.

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

During the three and nine months ended September 30, 2018, R&D expenses increased as compared to the same period in 2017. The increase is primarily the result of the inclusion of incremental expenses related to our acquisition of Ruckus Networks, which were partially offset by lower costs resulting from workforce reductions.

Amortization of Intangible Assets

Our intangible amortization expense relates to finite-lived intangible assets primarily acquired in business combinations. Intangibles amortization expense for the three months ended September 30, 2018 and 2017 was $88.3 million and $90.2 million, respectively. The decrease was as a result of certain intangible assets becoming fully amortized in 2018. For the nine months ended September 30, 2018 and 2017, intangible amortization expense was $293.5 million and $274.8 million, respectively. The increase is primarily due to the incremental amortization expense from acquired intangibles associated with the Ruckus Networks acquisition.

Impairment of Goodwill

During the nine months ended September 30, 2018, we recorded partial impairment of goodwill of $3.4 million from our Cloud TV reporting unit, of which $1.2 million is attributable to the noncontrolling interest. This impairment was a result of the indirect effect of a change in accounting principle related to the adoption of new accounting standard Revenue from Contracts with Customers, resulting in changes in the composition and carrying amount of the net assets of our Cloud TV reporting unit.

Integration, Acquisition, Restructuring and Other

During the three and nine months ended September 30, 2018, we recorded integration, acquisition, restructuring, and other costs of $5.0 million and $41.5 million, respectively.

During the three and nine months ended September 30, 2018, we recorded acquisition related expenses and integration expenses of $0.7 million and $5.4 million, respectively. These expenses related to the acquisition of Ruckus Networks and consisted of integration related outside services and other fees.

Restructuring expense of $4.3 million and $36.1 million were recorded during the three and nine months ended September 30, 2018, respectively. This primarily related to a restructuring plan that affected approximately 1,000 employees across the company, including those employees impacted by the planned sale of our factory in Taiwan.

During the three and nine months ended September 30, 2017, we recorded acquisition related expenses and integration expenses of $2.3 million and $8.6 million, respectively. These expenses related to the acquisition of the Ruckus Wireless and ICX Switch product lines and consisted primarily of banker fees and other fees.

Restructuring charges of $8.5 million and $22.0 million were recorded during the three and nine months ended September 30, 2017, respectively, related to employee termination benefits, voluntary retirement offering, facility closures and non-cash write-off of property, plant and equipment.

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

	Direct Contribution				Increase (Decrease) Between 2018 and 2017
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Three Months Ended September 30		For the Nine Months Ended September 30
	2018	2017	2018	2017	$	%	$	%
Segment:
CPE	$62,152	$121,982	$197,636	$344,746	$(59,830)	(49.0)%	$(147,110)	(42.7)%
N&C	199,137	198,955	628,957	483,714	182	0.1%	145,243	30.0%
Enterprise	16,395	—	59,697	—	16,395	100.0%	59,697	100.0%
Total	$277,684	$320,937	$886,290	$828,460	$(43,253)	(13.5)%	$57,830	7.0%

Customer Premises Equipment Direct Contribution 2018 vs. 2017

During the three and nine months ended September 30, 2018, the CPE segment direct contribution decreased by approximately 49.0% and 42.7%, respectively, as compared to the same period in 2017. The direct contribution was negatively impacted by lower sales and product mix, as well as lower gross margin. Memory pricing and component costs continued to depress gross margins. We have implemented initiatives to mitigate the effects of these higher component costs with price adjustments and actions to lower operating costs. Further, the proposed tariffs would apply to certain products and we are expecting to pass those tariffs along to customers, which could alter customer spending and prices. Our CPE reporting unit has approximately $1.4 billion of goodwill as of September 30, 2018. The estimated fair value of our CPE reporting unit is closely aligned with the ultimate amount of revenue and operating income that it achieves, and while we continue to believe that the CPE reporting unit fair value is in excess of its carrying value, a prolonged or continued erosion in the direct contribution in the CPE segment could result in an impairment of goodwill associated with this business.

Network and Cloud Direct Contribution 2018 vs. 2017

During the three and nine months ended September 30, 2018, direct contribution in our N&C segment increased by approximately 0.1% and 30.0%, respectively, as compared to the same period in 2017. The increase was primarily attributable to higher sales and the mix of product, including the sale of more CMTS products, in-particular licenses. We anticipate modestly lower direct contribution in the fourth quarter of 2018, resulting from a change in mix, with higher hardware sales anticipated.

Enterprise Networks Direct Contribution 2018 vs. 2017

During the three and nine months ended September 30, 2018, direct contribution in our Enterprise segment was approximately $16.4 million and $59.7 million, respectively.

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

The composition of our corporate and unallocated costs that are reflected in the consolidated statement of operations were as follows (in thousands, except percentages):

	Direct Contribution				Increase (Decrease) Between 2018 and 2017
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Three Months Ended September 30		For the Nine Months Ended September 30
	2018	2017	2018	2017	$	%	$	%
Cost of sales	$16,141	$16,792	$70,322	$44,815	$(651)	(3.9)%	$25,507	56.9%
Selling, general and administrative	92,276	92,895	286,766	268,741	(619)	(0.1)%	18,025	6.7%
Research and development	22,894	26,095	79,944	73,753	(3,201)	(12.3)%	6,191	8.3%
Total	$131,311	$135,782	$437,032	$387,309	$(4,471)	(3.3)%	$49,723	12.8%

During the three and nine months ended September 30, 2018, corporate and unallocated costs decreased by approximately (3.9)% and increased by approximately 56.9%, respectively, as compared to the same period in 2017. Included in the cost of sales in nine months ended September 30, 2018 is $17.0 million associated with the step-up in the underlying net book value of Ruckus Networks inventory acquired in the acquisition to fair market value as of the acquisition date. The increase also reflected the inclusion of incremental expense related to our acquisition of Ruckus Networks.

Supplemental Information - Adjusted Direct Contribution and Other Costs (Non-GAAP Measure)

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

The table below sets forth the reconciliation of operating income (loss) to our adjusted direct contribution, along with other supplemental costs disclosures:

	Three months ended September 30, 2018
	CPE	N&C	Enterprise	Corporate & Unallocated	Total

Operating income (loss)	$12,233	$173,577	$103	$(132,892)	$53,021
Add:
Amortization of intangible assets	47,096	24,724	15,669	817	88,306
Integration, acquisition, restructuring, and other costs	2,823	836	623	764	5,046
Direct contribution	$62,152	$199,137	$16,395	$(131,311)	$146,373
Adjustments:
Allocated costs	(19,344)	(28,662)	(5,533)	53,539	—
Stock compensation expense	5,298	7,917	3,343	3,770	20,328
Depreciation expense	7,107	7,000	3,149	4,174	21,430
Adjusted direct contribution	$55,213	$185,392	$17,354	$(69,828)	$188,131

	Three months ended September 30, 2017
	CPE	N&C	Enterprise	Corporate & Unallocated	Total

Operating income (loss)	$56,414	$166,885	$(2,282)	$(136,860)	$84,157
Add:
Amortization of intangible assets	63,258	26,089		815	90,162
Integration, acquisition, restructuring, and other costs	2,310	5,981	2,282	263	10,836
Direct contribution	$121,982	$198,955	$—	$(135,782)	$185,155
Adjustments:
Allocated costs	(20,916)	(30,148)	—	51,064	—
Stock compensation expense	5,973	8,954	—	5,286	20,213
Depreciation expense	9,801	7,337	—	5,199	22,337
Adjusted direct contribution	$116,840	$185,098	$—	$(74,233)	$227,705

	Nine months ended September 30, 2018
	CPE	N&C	Enterprise	Corporate & Unallocated	Total
Operating income (loss)	$11,991	$541,211	$(1,131)	$(441,258)	$110,813
Add:
Amortization of intangible assets	160,965	74,608	55,479	2,447	293,499
Impairment of goodwill	—	3,400	—	—	3,400
Integration, acquisition, restructuring, and other costs	24,680	13,138	5,349	1,779	41,546
Direct contribution	$197,636	$628,957	$59,697	$(437,032)	$449,258
Adjustments:
Allocated costs	(58,894)	(86,167)	(16,642)	161,703	—
Stock compensation expense	16,523	24,335	10,215	12,014	63,087
Depreciation expense	21,782	20,470	9,872	13,415	65,539
Adjusted direct contribution	$177,047	$587,595	$63,142	$(249,900)	$577,884

	Nine months ended September 30, 2017
	CPE	N&C	Enterprise	Corporate & Unallocated	Total
Operating income (loss)	$143,689	$393,263	$(8,590)	$(392,652)	$135,710
Add:
Amortization of intangible assets	193,375	78,999	—	2,445	274,819
Integration, acquisition, restructuring, and other costs	7,682	11,452	8,590	2,898	30,622
Direct contribution	$344,746	$483,714	$—	$(387,309)	$441,151
Adjustments:
Allocated costs	(60,981)	(87,975)	—	148,956	—
Stock compensation expense	17,857	27,935	—	16,160	61,952
Depreciation expense	28,367	22,096	—	14,877	65,340
Adjusted direct contribution	$329,989	$445,770	$—	$(207,316)	$568,443

Other Expense (Income)

The table below provides detail regarding our other expense (in thousands, except percentages):

	Other Expense (Income)				Increase (Decrease) Between 2018 and 2017
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Three Months Ended September 30		For the Nine Months Ended September 30
	2018	2017	2018	2017	$	%	$	%
Interest expense	$23,969	$20,211	$70,142	$63,238	$3,758	18.6%	$6,904	10.9%
(Gain) loss on investments	(1,400)	839	(1,718)	8,978	(2,239)	(266.9)%	(10,696)	(119.1)%
Interest income	(1,764)	(2,288)	(5,088)	(5,997)	524	22.9%	909	15.2%
Loss (gain) on foreign currency	2,025	(8,543)	6,034	5,570	10,568	123.7%	464	8.3%
Other (income) expense, net	35	1,434	(25)	2,275	(1,399)	(97.6)%	(2,300)	(101.1)%
Total	$22,865	$11,653	$69,345	$74,064	$11,212	96.2%	$(4,719)	(6.4)%

Interest Expense

Interest expense includes the amortization of debt issuance costs (deferred finance fees and debt discounts) related to our term loans and interest expense paid on notes and term loans and other debt obligations. Interest expense for the three months ended September 30, 2018 and 2017 was $24.0 million and $20.2 million respectively. For the nine months ended September 30, 2018 and 2017, interest expense was $70.1 million and $63.2 million, respectively. The increase reflects the net impact of LIBOR increases after consideration from our interest rate derivatives.

In connection with the Second Amendment to the Credit Agreement, (see Note 14 Indebtedness of Notes to the Consolidated Financial Statements for additional details) we expensed approximately $2.5 million of debt issuance costs and wrote off approximately $0.3 million of existing debt issuance costs associated with certain lenders who were not party to the amended Term Loan B Facility, which were included as interest expense in the Consolidated Statements of Operations for the three and nine months ended September 30, 2017.

(Gain) Loss on Investments

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

During the three months ended September 30, 2018 and 2017, we recorded net (gain) loss related to these investments of $(1.4) million and $0.8 million, respectively. During the nine months ended September 30, 2018 and 2017, we recorded a net (gain) loss related to these investments of $(1.7) million, and $9.0 million, respectively. The reduction in losses for the three and nine months ended September 30, 2018, as compared to same periods of the prior year reflect the wind-down of development activities for one of our equity method investments.

Loss on Foreign Currency

During the three months ended September 30, 2018 and 2017, we recorded a foreign currency loss (gain) of approximately $2.0 million and $(8.5) million, respectively. During the nine months ended September 30, 2018 and 2017, we recorded a foreign currency loss of approximately $6.0 million and $5.6 million, respectively. We have U.S. dollar functional currency entities that bill certain international customers or have liabilities payable in their local currency. Additionally, certain intercompany transactions are denominated in foreign currencies and subject to remeasurement. To mitigate the volatility related to fluctuations in the foreign exchange rates, we enter into various foreign currency contracts. The loss (gain) on foreign currency is driven by the fluctuations in the foreign currency exchange rates.

Interest Income

Interest income during the three months ended September 30, 2018 and 2017 was $1.8 million and $2.3 million, respectively. During the nine months ended September 30, 2018 and 2017, interest income was $5.1 million and $6.0 million, respectively. The income reflects interest earned on cash, cash equivalents, and short-term and long-term marketable security investments.

Other (Income) Expense, net

Other (income) expense, net for the three months ended September 30, 2018 and 2017 was $0.1 million and $1.4 million, respectively. For the nine months ended September 30, 2018 and 2017, other (income) expense was $(0.1) million and $2.3 million, respectively.

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

Our effective income tax rate for the nine months ended September 30, 2018 was impacted by $1.5 million of expense related to excess book deductions for stock based compensation, $4.7 million of expense related to changes in permanent reinvestment assertions, offset by $12.4 million of benefit related to the release of uncertain tax positions due to settlement of audits and the expiration of statute of limitations, $2.8 million of benefit related to the effects of tax rate changes in the U.S., and $4.2 million of benefit related to an internal restructuring to move certain Ruckus Networks intangible property into the U.S.

Our effective income tax rate for the nine months period ended September 30, 2017 was impacted by $8.0 million of expense related to the intra-entity sale of an asset, offset by $9.8 million of benefit related to a decrease of interest related to uncertain tax positions and the release of uncertain tax positions due to settlement of audits and expiration of statute of limitations, and a $1.2 million of benefit related to excess tax deductions for stock-based compensation.

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

	For the Three Months Ended September 30, 2018		For the Three Months Ended September 30, 2017		For the Nine Months Ended September 30, 2018		For the Nine Months Ended September 30, 2017
	Amount	Per Diluted Share	Amount	Per Diluted Share	Amount	Per Diluted Share	Amount	Per Diluted Share

Sales	$1,651,248		$1,728,524		$4,955,498		$4,875,799
Highlighted items:
Acquisition accounting impacts of deferred revenue	2,400		—		11,401		—
Reduction in revenue related to warrants	—		3,064		—		8,145
Adjusted sales	$1,653,648		$1,666,828		$4,966,899		$4,883,944

Net income attributable to ARRIS International plc	$47,079	$0.26	$88,320	$0.47	$69,233	$0.38	$79,558	$0.42
Highlighted items:
Impacting gross margin:
International plc
Stock-based compensation expense International plc	3,660	0.02	3,897	0.02	10,722	0.06	10,644	0.06
Reduction in revenue related to warrants attributable to ARRIS International plc	—	—	3,064	0.01	—	—	8,145	0.04
Acquisition accounting impacts of deferred revenue International plc	2,400	0.02	—	—	11,401	0.06	—	—
Acquisition accounting impacts of fair valuing inventory International plc	—	—	—	—	16,971	0.09	908	—
Impacting operating expenses:
International plc
Integration, acquisition, restructuring and other costs	5,046	0.03	10,836	0.06	41,546	0.23	30,622	0.16
Amortization of intangible assets International plc	88,306	0.49	90,162	0.48	293,499	1.60	274,819	1.44
Impairment of goodwill International plc	—	—	—	—	3,400	0.02	—	—
Stock-based compensation expense International plc	16,668	0.09	16,316	0.08	52,365	0.28	51,308	0.27
Noncontrolling interest share of Non-GAAP adjustments	(885)	—	(711)	—	(4,073)	(0.02)	(2,326)	(0.01)
Impacting other expense (income):
Impairment of investments	—	—	(1,821)	(0.01)	—	—	929	—
Debt amendment fees	—	—	—	—	—	—	2,782	0.02
Remeasurement of deferred taxes	519	—	3,569	0.02	540	—	8,508	0.04
Impacting income tax expense:
Income tax expense (benefit)	(40,666)	(0.23)	(62,698)	(0.33)	(102,594)	(0.56)	(116,884)	(0.61)
Total highlighted items	75,048	0.42	62,614	0.33	323,777	1.76	269,454	1.41
Adjustment net income	122,127	$0.68	150,934	$0.80	393,010	$2.14	349,012	$1.83
Weighted average ordinary shares - basic		178,106		187,064		182,132		187,878
Weighted average ordinary shares - diluted		179,337		188,941		183,817		190,264

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

Debt Amendment Fees:    In 2017, we amended our credit agreement. This debt modification allowed us to improve the terms and conditions of the credit agreement, extend the maturities of Term Loan B. We have excluded the effect of the associated fees in calculating our non-GAAP financial measures. We believe it is useful to understand the effect of this item in our interest expense.

Remeasurement of Deferred Taxes:    We record foreign currency remeasurement gains and losses related to deferred tax liabilities in the United Kingdom. The foreign currency remeasurement gains and losses derived from the remeasurement of the deferred income taxes from GBP to USD. We have excluded the impact of these gains and losses in the calculation of our non-GAAP measures. We believe it is useful to understand the effects of this item on our total other expense (income).

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

Financial Liquidity and Capital Resources

One of our key strategies is to ensure we have adequate liquidity and the financial flexibility to support our strategy, including acquisitions and share repurchases. In addition to our cash flow activities discussed below, we also focus on key metrics which are summarized in the table below:

	As of September 30, 2018	As of December 31, 2017
	(in thousands, except DSO and Turns)
Cash, cash equivalents, and short-term investments	$520,397	$511,447
Accounts Receivable, net	$1,117,641	$1,218,089
-Days Sales Outstanding	65	63
Inventory, net	$717,272	$825,211
- Turns	6.2	7.2
Term loans at face value	$2,095,775	$2,161,400
Financing lease obligation	$61,261	$61,901

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

Accounts receivable at the end of the third quarter of 2018 decreased as compared to the end of the fourth quarter of 2017, primarily due to the timing of purchases by customers.

Inventory decreased in 2018 as compared to 2017, reflecting the consumption of certain inventory built in late 2017 and timing of customer requirements.

Term Loans

In the nine months ended September 30, 2018, we repaid $65.6 million of our term debt which reflects mandatory repayments.

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

In 2016, our Board of Directors approved a $300 million share repurchase authorization replacing all prior programs. In early 2017, the Board authorized an additional $300 million for share repurchases. In March 2018, the Board authorized an additional $300 million for repurchases and an additional $375 million again in August 2018. Unless terminated earlier by a Board resolution, these repurchase authorizations will expire when ARRIS has used all authorized funds for repurchase. The remaining authorized amount for share repurchases under this plan was $562.9 million as of September 30, 2018. However, U.K. law also generally prohibits a company from repurchasing its own shares through “off market purchases” without prior approval of shareholders when such company is not traded on a recognized investment exchange in the U.K. This shareholder approval lasts for a maximum period of five years. Prior to and in connection with the Pace combination, we obtained approval to purchase our own shares. This authority to repurchase shares terminates in January 2021, unless otherwise reapproved by our shareholders.

During the first quarter of 2018, we repurchased 1.0 million ordinary shares for approximately $25.0 million at an average share price of $25.35. During the second quarter of 2018, we repurchased 4.0 million ordinary shares for approximately $99.9 million at an average stock price of $25.29. During the third quarter of 2018, we repurchased 8.4 million shares of its ordinary shares for $212.2 million at an average share price of $25.40. Since the end of the third quarter through November 8, 2018, we have repurchased an additional 0.6 million ordinary shares for approximately $16.0 million. The remaining authorized amount for share repurchases under these purchase authorizations was $546.9 million as of November 8, 2018.

During the third quarter of 2017, we repurchased 0.7 million ordinary shares for approximately $20.0 million at an average share price of $26.91. During the first nine months of 2017, we repurchased 5.7 million ordinary shares for approximately $147.0 million at an average share price of $24.09.

Summary of Current Liquidity Position and Potential for Future Capital Raising

We believe our current liquidity position, where we have approximately $520.4 million of cash, cash equivalents, and short-term investments on hand as of September 30, 2018, together with approximately $498.5 million in availability under our Revolving Credit Facility, and our prospects for continued generation of cash from operations are adequate for our short- and medium-term business needs. Our cash, cash-equivalents and short-term investments as of September 30, 2018 include approximately $340.2 million held by all non-U.S. subsidiaries. Of that amount, $62.2 million was held by non-U.S. subsidiaries legally owned by ARRIS U.S. entities. The Tax Act imposed a mandatory transition tax on previously accumulated earnings of those non-U.S. subsidiaries and a tax on a portion of their current earnings, therefore significantly reducing tax impacts on future remittances.  We have recorded a deferred tax liability of $5.4 million for the additional tax that would be paid when the previously accumulated earnings are remitted.

We expect to be able to generate sufficient cash on a consolidated basis to make all the principal and interest payments under our senior secured credit facilities. Should our available funds be insufficient to support these initiatives or our operations, it is possible that we will raise capital through private or public, share or debt offerings.

Senior Secured Credit Facilities

For information regarding our credit facilities, see Note 14 Indebtedness of Notes to the Consolidated Financial Statements.

Interest rates on borrowings under the senior secured credit facilities are set forth in the table below. As of September 30, 2018, we had $371.5 million, $1,187.5 million and $536.8 million principal amounts outstanding under the Term A Loan, Term A-1 Loan and Term B-3 Loan Facilities, respectively. No borrowings under the Revolving Credit Facility and letters of credit totaling $1.5 million are issued under the Revolving Credit Facility.

	Rate	As of September 30, 2018
Term A Loan	LIBOR + 1.75%	3.99%
Term A-1 Loan	LIBOR + 1.75%	3.99%
Term B-3 Loan	LIBOR (1) + 2.25%	4.49%
Revolving Credit Facility (1)	LIBOR + 1.75%	Not Applicable

(1)	Includes unused commitment fee of 0.30% and letter of credit fee of 1.75% not reflected in interest rate above.

The Credit Agreement contains usual and customary limitations on indebtedness, liens, restricted payments, acquisitions and asset sales in the form of affirmative, negative and financial covenants, which are customary for financings of this type, including the maintenance of a minimum interest coverage ratio and a maximum leverage ratio. As of September 30, 2018, we complied with all covenants under the Credit Agreement.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Sources and Uses of Cash

Below is a table setting forth the key line items of our Consolidated Statements of Cash Flows (in thousands):

	Nine months ended September 30,
	2018	2017
Cash provided by (used in):
Operating activities	$420,240	$611,654
Investing activities	(14,689)	19,066
Financing activities	(406,341)	(231,915)
Effect of exchange rate changes	(4,017)	941
Net (decrease) increase in cash and cash equivalents	$(4,807)	$399,746

Operating Activities:

Below are the key line items affecting cash provided by operating activities (in thousands):

	Nine months ended September 30,
	2018	2017
Consolidated net income	$63,574	$74,258
Adjustments to reconcile net income to cash provided by operating activities	376,689	409,842
Net income including adjustments	440,263	484,100
Decrease in accounts receivable	85,636	305,212
Decrease (increase) in inventory	104,570	(222,733)
(Decrease) increase in accounts payable and accrued liabilities	(149,797)	132,437
All other, net	(60,432)	(87,362)
Cash provided by operating activities	$420,240	$611,654

Consolidated net income (loss), including adjustments, as per the table above, decreased $43.8 million during the first nine months of 2018 as compared to 2017. It should be noted that the net income reflected in the first nine months of 2018 includes: 1) turnaround effect of inventory step-up in fair market value of $17.0 million, and 2) inclusion of the acquisition of Ruckus Networks. These items were either not present or were insignificant in the first nine months of 2017.

Accounts receivable decreased by $85.6 million during the first nine months of 2018. The decrease was primarily due to purchasing and payment patterns of our customers.

Inventory decreased by $104.6 million during the first nine months of 2018, reflecting consumption of certain inventory built in late 2017 and timing of customer requirements. In the first nine months of 2018, there was a $17.0 million reduction related to turnaround effect of inventory markup in acquisition accounting. We anticipate inventory will further decline in 2018.

Accounts payable and accrued liabilities decreased by $149.8 million during the first nine months of 2018. The change was a decrease in accounts payable reflecting timing of payments and accrued expenses.

All other accounts, net, includes the changes in other receivables, income taxes payable (recoverable), and prepaids. The other receivables represent amounts due from our contract manufacturers for material used in the assembly of our finished goods. The change in our income taxes recoverable account is a result of the timing of the actual estimated tax payments during the year as compared to the actual tax liability for the year. The net change during the first nine months of 2018 was approximately $60.4 million as compared to $87.4 million during the same period in 2017.

Investing Activities:

Below are the key line items affecting investing activities (in thousands):

	Nine months ended September 30,
	2018	2017
Purchases of investments	$(64,454)	$(68,250)
Sales of investments	45,638	155,301
Purchases of property, plant and equipment	(45,621)	(62,389)
Purchases of intangible assets	(423)	(6,422)
Deposit proceeds for sale of property, plant and equipment	50,000	—
Other, net	171	826
Cash (used in) provided by investing activities	$(14,689)	$19,066

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

Financing Activities:

Below are the key line items affecting our financing activities (in thousands):

	Nine months ended September 30,
	2018	2017
Proceeds from issuance of shares, net	$9,206	$8,623
Repurchase of shares	(331,622)	(146,965)
Repurchase of shares to satisfy employee minimum tax withholdings	(19,917)	(26,359)
Proceeds from issuance of debt	—	30,314
Payment of debt obligations	(65,625)	(98,976)
Payment of financing lease obligation	(640)	(590)
Payment of deferred financing fees and debt discount	—	(1,462)
Contribution from noncontrolling interest	2,257	3,500
Cash used in financing activities	$(406,341)	$(231,915)

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

Capital Expenditures

Capital expenditures are made at a level designed to support the strategic and operating needs of the business. ARRIS’s capital expenditures were $45.6 million in the first nine months of 2018 as compared to $62.4 million in the first nine months of 2017. Management expects to invest approximately $65 million to $70 million in capital expenditures for the year 2018.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are disclosed in our Form 10-K for the year ended December 31, 2017, as filed with the SEC. Our critical accounting policies and estimates have not changed in any material respect during the nine months ended September 30, 2018, except for the following:

Revenue Recognition:

Adoption of the new standard related to revenue recognition. Refer to Note 2 Impact of Recently Adopted Accounting Standards and Note 3 Revenue from Contracts with Customers for additional details.

Goodwill:

As of October 1, 2017 (the date of our annual impairment testing), the fair value of our CPE reporting unit exceeded its carrying amount by 34% and, accordingly, did not result in a goodwill impairment. Over the last twelve months, near-term trends impacting revenue and gross margin, including higher product costs associated with memory and other components have decreased the amount by which the fair value exceeds the carrying amount to less than 10%, such that our CPE reporting unit could be at risk of failing the impairment test if future projections are not realized. Further, the proposed tariffs may also have an adverse impact on our business. The estimated fair value of our CPE reporting unit is closely aligned with the ultimate amount of revenue and operating income that it achieves over the projection period. At this time, our projections assume limited revenue growth and some recovery in gross margins over current levels in subsequent years, which is dependent on product cost improving and ability to pass on increased costs through price increases. Our CPE reporting unit has approximately $1.4 billion of goodwill as of September 30, 2018.

Forward-Looking Statements

Certain information and statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report, including statements using terms such as “may,” “expect,” “anticipate,” “intend,” “estimate,” “believe,” “plan,” “continue,” “could be,” or similar variations thereof, constitute forward-looking statements with respect to the financial condition, results of operations, and business of ARRIS and the proposed transaction with CommScope, including statements that are based on current expectations, estimates, forecasts, and projections about the markets in which we operate and management’s beliefs and assumptions regarding these markets. These and any other statements in this document that are not statements about historical facts are “forward-looking statements.” We caution investors that forward-looking statements made by us are not guarantees of future performance and that a variety of factors could cause our actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. Important factors that could cause results or events to differ from current expectations are described in the risk factors set forth in Item 1A, Part II, “Risk Factors.” These factors are not intended to be an all-encompassing list of risks and uncertainties that may affect the operations, performance, development and results of our business. In providing forward-looking statements, we expressly disclaim any obligation to update publicly or otherwise these statements, whether as a result of new information, future events or otherwise except to the extent required by law.

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

Hera Wireless et al. v. ARRIS, C.A. 1:17-cv-00948, District of Delaware. On July 14, 2017, Hera Wireless filed suit against ARRIS alleging infringement of three U.S. patents. IPR petitions have been filed against all asserted patents. The complaint requests unspecified damages for infringement. To date, no evidence of infringement or damages has been introduced. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to pay damages for utilizing certain technology.

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

Rovi et al. v. Comcast et al., C.A. 1:16-cv-09826, Southern District of New York; 337-TA-1001, International Trade Commission. On April 1, 2016, Rovi filed suit against Comcast and several equipment vendors (including ARRIS and Pace) alleging infringement of 15 U.S. patents alleged to cover various program guide technology. On April 6, 2016, Rovi filed a complaint in the International Trade Commission (ITC) alleging infringement of seven U.S. patents (the same as those asserted in the New York suit). The ITC found Comcast in violation of two patents by various remote programming features (both of which have now been ruled invalid by the Patent Trial and Appeal Board), while also finding that ARRIS set-top boxes do not infringe the patents. In an example of what we believe is clear administrative authority overreach, the ITC thereby issued an exclusion order against Comcast from causing non-infringing set-top boxes to be imported for use in Comcast’s system. Comcast has removed from its network the remote programming feature held infringing by the ITC, and U.S. Customs and Border Protection has ruled to allow importation of set-top products for use in Comcast’s redesigned network. ARRIS and Comcast are appealing the ITC verdict. Until the matter is resolved, there remains a risk that U.S. Customs and Border Protection improperly applies the ITC’s exclusion order, which could then result in delays on the delivery of ARRIS’s products.

Rovi et al. v. Comcast et al., 337-TA-1103, International Trade Commission. On February 8, 2018, Rovi filed a new complaint in the International Trade Commission (ITC) alleging Comcast infringes eight U.S. patents controlled by Rovi and its affiliates. The ITC investigation has been terminated with respect to five of the patents. While ARRIS has been properly excluded from being a party to the complaint, in the event that the ITC finds Comcast to have committed a violation with respect to the patents, and again oversteps its bounds with respect to jurisdiction, ARRIS may be barred from importing set top boxes into the U.S. based on Comcast’s purely domestic activity, over which ARRIS has no control, and which bar would have a materially adverse impact on our results.

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

TQ Delta v. MSOs,   C.A. 15-cv-00611; 15-cv-00615, etc., District of Delaware. On July 17, 2015, TQ Delta filed suit against several MSOs alleging infringement of several U.S. patents. Certain of our customers have requested that we provide indemnification. The case has been stayed pending the outcome of IPR proceedings. All of the asserted patents now have final written decisions by the Patent Trial and Appeal Board invalidating all asserted claims as a result of the IPRs. TQ Delta has filed a notice of appeal. The complaint requests unspecified damages for past and future infringement. To date, no evidence of infringement or damages has been introduced. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, we may be required to indemnify the MSOs and/or pay damages for utilizing certain technology.

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

Uncertainties associated with the transaction with CommScope could adversely affect our business, results of operations and financial condition.

On November 8, 2018, we entered into the Acquisition Agreement under which we will be acquired by CommScope. Completion of the Acquisition is subject to various closing conditions, including but not limited to, obtaining necessary approvals and consents from our shareholders and various regulatory agencies, including the High Court of Justice of England and Wales, the European Commission and other antitrust authorities. The regulatory agencies from which the parties will seek certain of these clearances have broad discretion in administering the governing regulations. As a condition to their clearance of the Acquisition, agencies may impose requirements, limitations or costs or require divestitures or place restrictions on the conduct of the parties’ business. These requirements, limitations, costs, divestitures or restrictions could jeopardize or delay the consummation of the Acquisition or may reduce the anticipated benefits of the Transaction. There can be no assurance that the parties to the Acquisition Agreement will receive the necessary approvals for the transaction or receive them within the expected timeframe.

The announcement and pendency of the Acquisition, as well as any delays in the expected timeframe, could cause disruption in and create uncertainties, which could have an adverse effect on our business, results of operations and financial condition, regardless of whether the Acquisition is completed. These risks include:

•	an adverse effect on our relationships with vendors, customers, and employees;
•	a diversion of a significant amount of management time and resources towards the completion of the Acquisition;
•	being subject to certain restrictions on the conduct of our business;
•	possibly foregoing certain business opportunities that we might otherwise pursue absent the pending Acquisition; and
•	difficulties attracting and retaining key employees.

Failure to complete the Acquisition could adversely affect our business and the market price of our ordinary shares.

There is no assurance that the closing of the Acquisition will occur. The Acquisition may be terminated under certain specified circumstances, including, but not limited to, a termination of the Acquisition Agreement by us to enter into an agreement for a “superior proposal” or the occurrence of an “intervening event.” If the Acquisition Agreement is terminated by us under certain circumstances, we may be required to pay the buyer a termination fee of $58 million, except that the termination fee shall be $29 million if the Scheme is not sanctioned by the High Court of Justice of England and Wales or the requisite shareholder approvals are not obtained. Payment of this termination fee may require us to use available cash that would otherwise be used for general purposes or strategic initiatives, which could adversely affect our business, results of operations or financial condition.

The Acquisition Agreement contains provisions that limit our ability to pursue alternatives to the Acquisition.

Under the Acquisition Agreement, we are restricted, subject to certain exceptions, from soliciting, knowingly encouraging, or furnishing information with regard to, any inquiry, proposal or offer for a competing acquisition proposal with any person. We may terminate the Acquisition Agreement and enter into an agreement with respect to a superior proposal only if specified conditions have been satisfied, including a determination by our board of directors (after consultation with our financial advisor and legal counsel) that such proposal would result in a transaction more likely to promote our success for the benefit of our shareholders than the Acquisition, and such a termination would result in us being required to pay the termination fee referenced above. These provisions could discourage a third party that may have an interest in acquiring all or a significant part of our business from considering or proposing that acquisition, even if such third party were prepared to pay consideration with a higher value than the value of the consideration in the Acquisition.

Potential litigation instituted against us and our directors challenging the proposed Acquisition may prevent the Acquisition from becoming effective within the expected timeframe or at all.

Potential litigation related to the Acquisition may result in injunctive or other relief prohibiting, delaying or otherwise adversely affecting our ability to complete the Acquisition. Such relief may prevent the Acquisition from becoming effective within the expected timeframe or at all. In addition, defending against such claims may be expensive and divert management's attention and resources, which could adversely affect our business.

Changes to United States tax, tariff and import/export regulations may have a negative effect on global economic conditions, financial markets and our business.

We import a significant amount of our products and components from our partner manufacturers in China. The Office of the U.S. Trade Representative (the “USTR”) recently enacted tariffs ranging from 10% to 25% on imports into the U.S. of a broad array of Chinese products that includes many of our broadband CPE products. The current 10% tariff on many of these products is scheduled to increase to 25% effective January 1, 2019. The administration has also indicated that it is considering proposing an additional lot of products that would be subject to tariffs, which list may include more of our products. While we currently have agreement to pass on over 80% of the current tariff costs to our customers, it could reduce the amount of impacted products that customers in the U.S. will purchase, the timing of those purchases and may impact cash flow due to the timing of payments for the tariffs and collection from our customers.  We are in the process of shifting the manufacturing locations for impacted products to locations that would not be subject to the proposed tariffs, manufacturing in such locations may increase our manufacturing costs and it will take time, likely in excess of six months, for us to fully establish manufacturing in the locations for all impacted products.

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

The broadcast and broadband communication systems industry historically has experienced, and continues to experience, the consolidation of many industry participants. For example, Comcast acquired Sky, Vodafone merged its mobile operations in India with Idea Cellular, LGI sold certain of its properties to T-Mobile, Wave Broadband consolidated with RCN under common ownership, Atlantic Broadband/Cogeco purchased MetroCast, Cable One bought NewWave Communications, T-Mobile US acquired TV service provider Layer3, and Cablevision SA (Argentina) merged with Telecom Argentina SA. When consolidations occur, it is possible that the acquirer will not continue using the same suppliers, possibly resulting in an immediate or future elimination of sales opportunities for us. Even if sales are not reduced, consolidations also could result in delays in purchasing decisions by the affected companies prior to completion of the transaction. Further, even if we believe we will receive additional sales from a customer following a transaction as a result of, for example, typical network upgrades that follow combinations or otherwise, no assurance can be provided that such anticipated sales will be realized. In addition, consolidations can also result in increased pressure from customers for lower prices or better terms, reflecting the increase in the total volume of products purchased or the elimination of a price differential between the acquiring customer and the company acquired. Any of these results could have a material adverse effect on our business.

We have significant indebtedness, which could limit our operations and opportunities, make it more difficult for us to pay or refinance our debts and/or may cause us to issue additional equity in the future, which would increase the dilution of our stockholders or reduce earnings.

As of September 30, 2018, we had approximately $2,095.8 million in total indebtedness and $498.5 million available under our revolving line of credit to support our working capital needs. Our debt service obligations with respect to this indebtedness could have an adverse impact on our earnings and cash flows for as long as the indebtedness is outstanding.

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

Another example involves “illegal state aid” as determined by the EU Competition Commission, which would require EU member states to recover unlawful aid given to multinational enterprises in the form of favorable transfer pricing treatment. In November of 2017, the European Commission issued a decision letter to the U.K. government asserting that Chapter 9 of the U.K. Controlled Foreign Company legislation provided illegal state aid. If the European Commission ultimately prevails in this dispute, we could owe additional taxes. Based on our current assessment of the issue no additional tax expense has been accrued. The tax laws, and the interpretation thereof, in the United States, the United Kingdom, Luxembourg and other countries in which we and our affiliates do business could change on a prospective or retroactive basis, including as part of the treaty changes that could result from the U.K.’s decision to leave the EU, and any such changes could adversely affect us and our affiliates. Further, the IRS or other applicable taxing authorities may disagree with positions we have taken in our tax filings, which could result in the requirement to pay additional tax, interest and penalties, which amounts could be significant.

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

For the three months ended September 30, 2018, sales to our two largest customers (including their affiliates, as applicable) accounted for approximately 30% of our total revenue. The loss of any of our large customers, or a significant reduction in the products or services provided to any of them would have a material adverse impact on our business. For many of these customers, we also are one of their largest suppliers. As a result, if from time-to-time customers elect to purchase products from our competitors in order to diversify their supplier base and to dual-source key products or to curtail purchasing due to budgetary or market conditions, such decisions could have material consequences to our business. In addition, because of the magnitude of our sales to these customers, the terms and timing of our sales are heavily negotiated, and even minor changes can have a significant impact upon our business.

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

Our financial statements reflect substantial goodwill and intangible assets, approximately $2.3 billion and $1.5 billion, respectively, as of September 30, 2018, that was recognized in connection with acquisitions, including the Ruckus Networks acquisition.

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

As of October 1, 2017 (the date of our annual impairment testing), the fair value of our CPE reporting unit exceeded its carrying amount by 34% and, accordingly, did not result in a goodwill impairment. Over the last twelve months, near-term trends impacting revenue and gross margin, including higher product costs associated with memory and other components have decreased the amount by which the fair value exceeds the carrying amount to less than 10%, such that our CPE reporting unit could be at risk of failing the impairment test if future projections are not realized. Further, the proposed tariffs may also have an adverse impact on our business. The estimated fair value of our CPE reporting unit is closely aligned with the ultimate amount of revenue and operating income that it achieves over the projection period. At this time, our projections assume limited revenue growth and some recovery in gross margins over current levels in subsequent years, which is dependent on product cost improving and ability to pass on increased costs through price increases. Our CPE reporting unit has approximately $1.4 billion of goodwill as of September 30, 2018.

In addition, we adopted new guidance on revenue recognition as of January 1, 2018. As a result of retrospective application of this guidance in our Cloud TV reporting unit, a goodwill impairment of approximately $3.4 million was recognized in first quarter of 2018 resulting from the indirect effect of the change in accounting principle, effecting changes in the composition and carrying amount of the net assets.

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

These manufacturers typically fulfill our supply requirements on the basis of individual orders. We do not have long term contracts with our third-party manufacturers that guarantee capacity, the continuation of particular pricing terms or the extension of credit limits. Accordingly, our third-party manufacturers are not obligated to continue to fulfill our supply requirements, which could result in supply shortages, and the prices we are charged for manufacturing services could be increased on short notice. In addition, as a result of fluctuating global financial market conditions, natural disasters or other causes, it is possible that any of our manufacturers could experience interruptions in production, cease operations or alter our current arrangements. If our manufacturers are unable or unwilling to continue manufacturing our products in required volumes, we will be required to identify one or more acceptable alternative manufacturers. Additionally, with the current U.S. trade tariff environment, we are transitioning manufacturing for many impacted products to non-tariff countries. It is time-consuming and costly, and changes in our third-party manufacturers or manufacturing locations may cause significant interruptions in supply if the manufacturers have difficulty manufacturing products to our specification. As a result, our ability to meet our scheduled product deliveries to our customers could be adversely affected, which could cause the loss of sales to existing or potential customers, delayed revenue or an increase in our costs. Any production interruptions for any reason, such as a natural disaster, epidemic, capacity shortages or quality problems, at one of our manufacturers would negatively affect sales of our product lines manufactured by that manufacturer and adversely affect our business and operating results.

We are subject to the economic, political and social instability risks associated with doing business in certain foreign countries.

For the nine months ended September 30, 2018, approximately 42% of our sales were made outside of the United States. In addition, a significant portion of our products are manufactured or assembled in Brazil, China, Mexico and Taiwan. As a result, we are exposed to risk of international operations, including:

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

There has been an increase in laws in Europe, the U.S. and elsewhere imposing requirements for the handling of personal data, including data of employees, consumers and business contacts as well as privacy-related matters. For example, several U.S. states, including recently California, have adopted legislation requiring companies to protect the security of personal information that they collect from consumers over the Internet, and more states have proposed similar legislation in the future. Foreign data protection, privacy, and other laws and regulations can be more restrictive than those in the U.S. In 2016 the EU Parliament approved the EU General Data Protection Regulation (“GDPR”). GDPR was designed to harmonize data privacy laws across Europe, to protect and empower all EU citizens data privacy and to reshape the way organizations across the region approach data privacy. Compliance with the GDPR will require changes to existing products, designs of future products, internal and external software systems, including our web sites, and changes to many company processes and policies. Failure to comply with GDPR, which became effective in May of 2018, could cause significant penalties and loss of business.

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

These U.S. federal and state and foreign laws and regulations, which often can be enforced by private parties or government entities, are constantly evolving. In addition, the application and interpretation of these laws and regulations are often uncertain and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices and may be contradictory with each other. For example, a government entity in one jurisdiction may demand the transfer of information forbidden from transfer by a government entity in another jurisdiction. If our actions were determined to be in violation of any of these disparate laws and regulations, in addition to the possibility of fines, we could be ordered to change our data practices, which could have an adverse effect on our business and results of operations and financial condition. There is also a risk that we, directly or as the result of a third-party service provider we use, could be found to have failed to comply with the laws or regulations applicable in a jurisdiction regarding the collection, consent, handling, transfer, or disposal of personal data, which could subject us to fines or other sanctions, indemnification claims from customers as well as adverse reputational impact.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding the purchases of our equity securities made by us during the three months ended September 30, 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
July 2018	2,189,251	$25.53	1,957,982	350,010
August 2018	3,944,817	$24.84	3,941,214	252,103
September 2018 (2)	2,454,677	$26.16	2,454,677	562,894

(1)	An aggregate of 234,872 shares shown in the table above were subject to equity awards that were cancelled for cash to satisfy employee minimum tax withholding obligations that arose on the vesting of the applicable restricted stock units.

(2)	Includes an aggregate of 210,654 shares (approximately $5.5 million) pending settlement as of September 30, 2018.

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

In 2016, our Board of Directors approved a $300 million share repurchase authorization replacing all prior programs. In early 2017, the Board authorized an additional $300 million for share repurchases. In March 2018, the Board authorized an additional $300 million for repurchases and an additional $375 million again in August 2018.

During the first quarter of 2018, we repurchased 1.0 million ordinary shares for $25.0 million at an average share price of $25.35. During the second quarter of 2018, we repurchased 4.0 million ordinary shares for $99.9 million at an average share price of $25.29. During the third quarter of 2018, we repurchased 8.4 million ordinary shares for $212.2 million at an average share price of $25.40. The remaining authorized amount for share repurchases under these repurchase authorizations was $562.9 million as of September 30, 2018.

Since the end of the third quarter through November 8, 2018, we have repurchased an additional 0.6 million ordinary shares for approximately $16.0 million. The remaining authorized amount for share repurchases under these repurchase authorizations was $546.9 million as of November 8, 2018.

Unless terminated earlier by a Board resolution, these repurchase authorizations will expire when ARRIS has used all authorized funds for repurchase. However, U.K. law also generally prohibits a company from repurchasing its own shares through “off market purchases” without prior approval of shareholders when such company is not traded on a recognized investment exchange in the U.K. This shareholder approval lasts for a maximum period of five years. Prior to and in connection with the Pace combination, we obtained approval to purchase our own shares. This authority to repurchase shares terminates in January 2021, unless otherwise reapproved by our shareholders.

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

Dated: November 8, 2018