Form 10-K
period 2018-12-31
ARRIS International plc
filed 2019-03-01
CIK 1645494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

For the fiscal year ended December 31, 2018

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

The aggregate market value of ARRIS International plc’s Ordinary Shares held by non-affiliates as of June 29, 2018 was approximately $4.5 billion (computed on the basis of the last reported sales price per share of such stock of $24.45 on the NASDAQ Global Market System). For these purposes, directors, officers and 10% shareholders have been assumed to be affiliates.

As of January 31, 2019, 174,116,131 shares of ARRIS International plc’s Ordinary Shares were outstanding.

Portions of ARRIS International plc’s Proxy Statement for its 2019 Annual General Meeting of Stockholders are incorporated by reference into Part III.

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

Glossary of Terms

Below are commonly used acronyms in our industry and their meanings:

Acronym	Terminology
ABR	Adaptive Bit Rate
AdVOD	Video on Demand Advertising
ARPU	Average Revenue Per User
BEQ	Broadband Edge QAM
BSR	Broadband Services Router
Cable VoIP	Cable Voice over Internet Protocol
CAM	Cable Access Module
CBR	Constant Bit Rate
CBRS	Citizen’s Band Radio Service
CCAP	Converged Cable Access Platform
CE	Consumer Electronics
CMS	Content Management System
CMTS	Cable Modem Termination System
COTS	Commercial Off the Shelf
CPE	Customer Premises Equipment
CVeX	Converged Video Exchange
CWDM	Coarse Wave Division Multiplexing
DAA	Distributed Access Architecture
DBS	Digital Broadcast Satellite
DCT	Digital Consumer Terminal
DOCSIS®	Data Over Cable Service Interface Specification
DPI	Digital Program Insertion
DRM	Digital Rights Management
DSL	Digital Subscriber Line
DTA	Digital Television Adapter
DVB	Digital Video Broadcasting
DVR	Digital Video Recorder
DWDM	Dense Wave Division Multiplexing
EMTA	Embedded Multimedia Terminal Adapter
EPON	Ethernet over Passive Optical Network
eQAM	Edge Quadrature Amplitude Modulator
FPGA	Field Programmable Gate Arrays
FTTH	Fiber to the Home
FTTP	Fiber to the Premises
FWA	Fixed Wireless Access
GAAP	Generally Accepted Accounting Principles
GHZ	Gigahertz
GPA	General Purchase Agreements
Gbps	Gigabits per Second
HD	High Definition
HD-DVR	High Definition Digital Video Recorder
HDTV	High Definition Television
HDR	High Dynamic Range
HEVC	High Efficiency Video Coding
HFC	Hybrid Fiber-Coaxial
IFRS	International Financial Reporting Standards
ILEC	Incumbent Local Exchange Carrier
IoT	Internet of Things
IP	Internet Protocol
IPR	Intellectual Property Rights
IPTV	Internet Protocol Television
IRD	Integrated Receiver / Decoder
LAN	Local Area Network
MHz	Megahertz
Mbps	Megabits per Second
MPEG	Moving Picture Experts Group
MPEG-2	Moving Picture Experts Group, Standard No. 2
MPEG-4	Moving Picture Experts Group, Standard No. 4
M-CMTS	Modular CMTS
MSO	Multiple Systems Operator
MSP	Media Services Platform
MTA	Multimedia Terminal Adapter
MVPD	Multichannel Video Programming Distributors
NGNA	Next Generation Network Architecture
nDVR	Network Digital Video Recorder
nPVR	Network Personal Video Recorder
NSM	Network Service Manager
NIU	Network Interface Unit
OLT	Optical Line Termination
ONU	Optical Network Unit
OEM	Original Equipment Manufacturer
OFDM	Orthogonal Frequency Domain Multiplexing
OSS	Operations Support System
OTT	Over-the-Top
PC	Personal Computer
PCS	Post Contract Support

Acronym	Terminology
PCT	Patent Convention Treaty
PON	Passive Optical Network
PSTN	Public-Switched Telephone Network
PVR	Personal Video Recorder
QAM	Quadrature Amplitude Modulation
QoS	Quality of Service
RDK	Reference Design Kit
RF	Radio Frequency
RFOG	Radio Frequency over Glass
RGU	Revenue Generating Unit
R-MACPHY	Remote Media Access Control and Physical Layers
R-PHY	Remote Physical layer
SCTE	Society of Cable Telecommunication Engineers
SD	Standard Definition
SDV	Switched Digital Video
SLA	Service Level Agreement
TVE	TV Everywhere
UHD	Ultra-High Definition
Triple Play	Bundled Offering of Internet, Telephone and TV
VAR	Value-Added Reseller
VOD	Video on Demand
VoIP	Voice over Internet Protocol
VPN	Virtual Private Network
VSP	Video Services Platform / Video Service Provider
VSOE	Vendor-Specific Objective Evidence
WLAN	Wireless Local Area Networking

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

Proposed Transaction with CommScope

On November 8, 2018, ARRIS and CommScope Holding Company, Inc. (“CommScope”) entered into a Bid Conduct Agreement (the “Acquisition Agreement”) whereby CommScope agreed to acquire ARRIS in an all-cash transaction for $31.75 per share or a total purchase price of approximately $7.4 billion, including repayment of debt (the “Acquisition”). In addition, The Carlyle Group, a global alternative asset manager, plans to participate in the acquisition and reestablishes an ownership position in CommScope through a $1 billion minority equity investment as part of CommScope's financing of the transaction. The combined company is expected to drive profitable growth in new markets, shape the future of wired and wireless communications, and position the new company to benefit from key industry trends, including network convergence, fiber and mobility everywhere, 5G, Internet of Things and rapidly changing network and technology architectures.

The consummation of the Acquisition is subject to various closing conditions, including, among other things, (i) the receipt of certain approvals of our shareholders, (ii) the sanction of the Scheme by the High Court of Justice of England and Wales, (iii) the receipt of certain required regulatory approvals or lapse of certain review periods with respect thereto, including those in the U.S. and European Union, Chile, Mexico, Russia and South Africa, (iv) the absence of a Company Material Adverse Effect (as defined in the Acquisition Agreement), (v) the accuracy of representations and warranties (subject, in certain cases, to certain materiality or Company Material Adverse Effect qualifiers, as applicable) and (vi) the absence of legal restraints prohibiting or restraining the Acquisition. Our shareholders approved the Acquisition on February 1, 2019 and regulatory approvals have been received, or the review period has lapsed, in the European Union, United States, Russia and South Africa. The parties expect to complete the Acquisition in the first half of 2019.

Acquisitions

On December 1, 2017, we completed a stock and asset purchase acquisition of the Ruckus Wireless® and ICX® Switch business (collectively “Ruckus” or “Ruckus Networks”) for $762.2 million cash (net of estimated adjustment for working capital and non-cash settlement of pre-existing payables and receivables). In addition, approximately $61.5 million in cash was transferred related to the cash settlement of stock-based awards held by transferring employees. The purchase agreement provided for customary final working capital adjustments and potential cash payments or receipts that were completed 2018.

On January 4, 2016, we completed the acquisition of Pace. As part of the transaction, both ARRIS Group and Pace became wholly-owned subsidiaries of ARRIS International plc, our new holding company incorporated under the laws of England and Wales. While our jurisdiction of organization was changed, our corporate headquarters remain in the United States.

Except for historical financial information, which relates only to ARRIS Group, or as context otherwise requires, our description of the Company and the industry and markets we operate in described in this Annual Report on Form 10-K reflects the combined operations of ARRIS, Pace and Ruckus Networks. Following the completion of the Ruckus Networks acquisition, we began to operate in three business segments — Customer Premises Equipment, Network & Cloud and Enterprise Networks. The former Pace operations are included in the CPE and N&C segments, and the Ruckus Networks operations are primarily included in the Enterprise segment.

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

Video distribution over the broadband IP network is transforming how content is managed and consumed. IP facilitates new forms of video such as Over-the-Top TV (“OTT”) and interactive television. As a result, service providers are compelled to continually invest in and upgrade their network and expand their video, voice, data, and mobile services. This trend has accelerated as service providers have raced to deliver residential gigabit broadband speeds to fully support new multiscreen video services and the rapid growth of Internet of Things (“IoT”) devices.

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

Service providers continue to invest in new capabilities to differentiate and gain market share. These investments have resulted in enhanced user interfaces, higher broadband speeds, additional programming, integrated home networking and monitoring services with higher reliability. These cycles, combined with associated consumer trends and innovation in entertainment and communications delivery, continue to drive industry growth.

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

Operating Segments

We operate in three business segments, (1) Customer Premises Equipment (2) Network & Cloud and (3) Enterprise Networks. Corporate and other expenses not included in the measure of segment contribution are reported in an “All Other” category. See Note 11 Segment Information of Notes to the Consolidated Financial Statements for additional information.

Our Strategy

We are at the center of a new era of wired and wireless entertainment and communications that unites our vision to provide technological leadership to address the evolving needs of our service provider and enterprise customers to transform the way that hundreds of millions of people around the world connect to the Internet and watch video content. We believe ARRIS has multiple global opportunities that leverage our strong market position to grow our business. Our long-term business strategy is to redefine connectivity by directly addressing these global industry trends in the following ways:

•	Providing a balanced portfolio of entertainment and communications solutions that are connected, personalized and mobile
•	Collaborating with the world’s leading service and content providers and maintaining deep relationships
•	Establishing leading positions in large global service provider and enterprise markets
•	Exploiting the disruptive force of software virtualization, augmented with state-of-the-art hardware platforms
•	Leveraging both organic and inorganic investments to expand our business

•	Enhancing the ARRIS brand while growing the well-respected Ruckus brand as the industry moves to small cell technology for delivery of mobile content.
•	Leading the transition to cellular shared spectrum technologies such as 3.5GHz CBRS LTE small cell solutions to address the exponential growth in mobile bandwidth demand.

Specific aspects of our strategy include:

•	Leveraging ARRIS’s scale to drive profitable worldwide growth. Our comprehensive portfolio and global scale enable ARRIS to serve the world’s leading service providers and capitalize on their continuous investments in technology and service innovation.

•	Enabling our service provider customers to provide the necessary broadband capacity to support increased consumer demand for faster Internet connections and the transition to IP Video. Consumer demand for faster Internet speeds with more capacity continues to grow at an escalating rate, primarily driven by ever increasing consumption of video. ARRIS provides the technology to enable our customers to manage this exponential bandwidth growth cost effectively. We invest in DOCSIS, DSL and Next Generation PON (FTTH) to ensure our products are at the forefront in enabling service providers to deliver the highest amount of bandwidth to their subscribers across any physical connection.

•	Capitalizing on the evolution towards network convergence and all IP platforms to drive business growth. Service providers face a unique challenge in preparing for the future: delivering today’s new services on legacy equipment, while transitioning to an all-IP model to anticipate the demand for tomorrow’s advanced services. ARRIS collaborates with its global customers to transform their entire delivery chain from content creation to consumption. Our optical portfolio enables service providers to improve their networks by bringing fiber closer to subscribers for drastically increased network speeds. Our broad video portfolio offers a variety of pathways for delivering tomorrow’s services through a combination of network-based video transcoding, packaging, storage and compression technologies required to deliver new IP video formats; cloud-based platforms to deliver robust and personalized user experiences; and home gateways that are the new hub for delivering IP-based entertainment to connected devices inside and outside the home.

•	Solving a range of Enterprise network capacity, coverage and reliability challenges associated with increasing wireless traffic demands. Enterprises, venues and organizations across a range of verticals will upgrade their networks to provide improved services and faster, more seamless connectivity. The combined ARRIS and recently acquired Ruckus Networks products create a diverse and reliable portfolio of technology to address the increasingly complex landscape faced by service providers, managed service partners and enterprises. We focus on specific industries and verticals that include hospitality, education, government, public venues and smart cities with wired and wireless solutions for Internet access, Internet of Things connectivity and analytics, and lower cost private cellular networks.

•	Enabling differentiated and personalized multiscreen experiences through a holistic approach to content delivery. The growth of connected consumer devices has created an opportunity for service providers to deliver new, more personalized content experiences to consumers across multiple screens. These experiences require control over content distribution as well as seamless integration into multiple touchpoints in the consumer experience. Consumers utilize more wireless devices than ever before, with subscribers using private and public Wi-Fi networks to access the highest Internet speeds with the best content. ARRIS brings unparalleled experience to making residential and enterprise Wi-Fi faster with less conflict as the number of devices continues to grow. ARRIS is transforming the entertainment experience through a holistic approach to content delivery, leveraging our expertise in the cloud, network, and home, to help providers anticipate demand for more personalized, relevant, and mobile experiences.

•	Investing in our product and service portfolios through development, partnership and acquisition. ARRIS’s growth strategy is focused on investing efficiently in the right opportunities to effectively expand our business. By leveraging our global scale and innovation around the world, we regularly seek both organic investment and acquisition opportunities that position ARRIS for future growth.

•	Expanding our international business and exploring adjacent market opportunities. ARRIS continuously seeks and analyzes investments in opportunities that allow us to capitalize on the growth of video, broadband and Enterprise services in global markets. Some examples include the growth of 4K digital video and high performance Wi-Fi in Canada, Latin America, Europe, the Middle East and Africa and Asia as well as the demand for increased data speeds that are driving infrastructure investment. We also are pursuing opportunities that arise in new and adjacent markets, including wireless, optical, retail, professional services and enterprise.

Our Principal Products

Our innovations combine hardware, software, and services across the cloud, network, enterprise and home to power TV and Internet for hundreds of millions of people around the globe. A summary of our products in each of our three business segments, Customer Premises Equipment, Network & Cloud and Enterprise Networks is described below:

Customer Premises Equipment

Broadband CPE

DSL and Cable Modem

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

Video CPE

Set-Top

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

Network & Cloud

Networks

CMTS/CCAP/PON

The Cable Modem Termination System (“CMTS”) is installed at a cable operator’s headend or hub facility and communicates with cable modems to control the flow of data, including through allocating shared bandwidth and prioritizing and routing traffic. The Converged Cable Access Platform (“CCAP”) combines the functionality of a CMTS and an Edge QAM to enable voice, video and data in a converged IP network. The CCAP functionality may be deployed either entirely in a centralized facility or as a Distributed Access Architecture (“DAA”) where some functions are located centrally, and others are deployed at the edges of the network.

A Passive optical network (“PON”) is a form of fiber-optic telecommunications access technology that implements a point-to-multipoint architecture, in which passive fiber optic splitters are used to enable a single optical fiber to serve multiple end-points, without requiring individual fibers between the hub and customer. A PON consists of an optical line terminal (“OLT”) at the service provider’s central office (hub) and several optical network units (“ONUs”) or optical network terminals (“ONTs”), near end users.

Video Systems

Service Provider and Programmer Equipment that processes and packages video content for delivery over the service provider network to be received by a set-top or gateway. These systems support functions such as encoding, compression, transcoding, storage, policy management, security and encryption, and signal modulation for HFC, DSL and/or fiber networks.

Ad Insertion Technologies supporting linear and on demand ad placement and substitution in MPEG and IP delivery environments.

Access Technologies

Outside plant equipment typically installed in the ground or aerial that supports the transmission of signals between service providers’ headend and subscribers’ premises, as well as equipment used to initiate the distribution of content-carrying signals. Includes optical transmission equipment, Fiber Nodes and RF Amplifiers products.

Software and Services

Software

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

Global Services

Professional services focused around major practices in hyper scale data centers, Public and MDU Wi-Fi, IP Video, service experience, network transformation, software engineering and hosting to support and assist operators in the deployment of high speed gigabit data services, greater levels of mobility and all IP video and data distribution architectures.

Technical Services providing technical support services worldwide for all ARRIS products, including our retail customers.

Enterprise Networks

Campus Network Switches

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

Cloudpath Wi-Fi device on-boarding bridges the gap between enterprise-grade security and personal devices to create a Set-It-And-Forget-It Wi-Fi device on-boarding experience that allows "bring your own device" and IT-owned devices to be on-boarded in a scalable, secure, and user-friendly manner.

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

Unleashed are controller-less Smart Wi-Fi access points custom-designed to help small business owners use Wi-Fi networks to grow their business, deliver an excellent customer experience and manage costs while supporting a variety of mobile devices with minimal information technology ("IT") staff. Unleashed access points are similar to comparable standard Ruckus ZoneFlex access points but have built-in controller capabilities similar to Ruckus’ ZoneDirector controller software, including user access controls, guest networking functions, advanced Wi-Fi security and traffic management.

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

Customers

While ARRIS is executing on a strategy to diversify its customer base, such as the recent the acquisition of Ruckus, most of our sales today are to cable, telco and satellite multi-channel video and broadband service providers. As the global telecommunications industry continues trending toward consolidation, our sales to the largest service providers remain crucial to our success. Our sales are substantially dependent upon a system operator’s selection of ARRIS’s network equipment, demand for increased broadband services by subscribers, and general capital expenditure levels by system operators.

With the acquisition of Ruckus, we anticipate there will be a trend to a greater proportion of our sales being to end customers in hospitality, venues, education, government and smart cities through our channel partners.

Our two largest customers (including their affiliates, as applicable) are Charter and Comcast. No other customer accounted for 10% or more of our sales in 2018. From time to time, the affiliates included in our revenues from these customers have changed because of mergers and acquisitions. Therefore, the revenue for our customers for prior periods has been adjusted to include, on a comparable basis for all periods presented, the affiliates currently understood to be under common control. Our sales to these customers for the last three years were (in thousands, except percentages):

	Years ended December 31,
	2018	2017	2016
Charter and affiliates	$928,403	$985,237	$ 1,064,408	(1)
% of sales	13.8%	14.9%	15.6%
Comcast and affiliates	$1,114,238	$1,479,415	$ 1,637,519	(1)
% of sales	16.5%	22.4%	24.0%

(1)	Revenues were reduced by $30.2 million in 2016, because of warrants held by Charter and Comcast that are intended to incent additional purchases from them. (see Note 18 Warrants of Notes to the Consolidated Financial Statements for additional information).

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

International Operations

Our international revenue is generated primarily from Asia-Pacific, EMEA and the Americas. The Asia-Pacific market includes Australia, China, Hong Kong, India, Japan, Korea, Malaysia, New Zealand, Singapore, and Taiwan. The EMEA market includes Austria, Belgium, Denmark, France, Germany, Hungary, Ireland, Israel, Italy, Netherlands, Norway, Poland, Portugal, Romania, Russia, Spain, South Africa, Sweden, Switzerland, Turkey, United Kingdom and United Arab Emirates. The Americas market includes Argentina, Bahamas, Brazil, Canada, Chile, Colombia, Costa Rica, Ecuador, Honduras, Jamaica, Mexico, Panama, Peru and Puerto Rico. Revenues from international customers were approximately 41.1%, 34.2%, and 28.1% of total revenues for 2018, 2017 and 2016, respectively.

We continue to strategically invest in worldwide marketing and sales efforts. We currently maintain international sales offices in Argentina, Australia, Brazil, Canada, Chile, China, Colombia, France, Hong Kong, India, Ireland, Israel, Japan, Korea, Malaysia, Mexico, Netherlands, Poland, Portugal, Russia, Singapore, Spain, South Africa, Taiwan, United Kingdom and United Arab Emirates as well as work-from-home sales representatives in other counties.

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

Research and development expenses in 2018, 2017 and 2016 were approximately $644.0 million, $539.1 million and $584.9 million, respectively. Research and development expenses as a percent of sales in 2018, 2017 and 2016 were approximately 9.5%, 8.1% and 8.6%, respectively. These costs include an allocation of common costs associated with information technology and facilities.

Intellectual Property

We have an active patenting program for protecting our innovations. During 2018, we continued to enhance our patent portfolio. We were awarded 343 patents and filed 380 patent applications. As of January 31, 2019, our intellectual property portfolio consisted of approximately 5,009 issued patents (both U.S. and foreign), including patents acquired in connection with the Ruckus Networks acquisition, and we continue to pursue patent protection on new inventions (currently approximately 1,280 U.S. and foreign patent applications pending).

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

We also have a program for protecting and developing trademarks. As of January 31, 2019, ARRIS had 769 registered or pending trademark registrations, including trademarks acquired with Ruckus Networks. Our trademark program includes procedures for the use of current trademarks and for the development of new trademarks. This program is designed to ensure that our employees properly use our registered trademarks and any new trademarks that are expected to develop strong brand loyalty and name recognition. The design of our trademark program is intended to protect our trademarks from dilution or cancellation.

From time to time there are significant disputes with respect to the ownership of the technology used in our industry and accusations of patent infringements. See Part I, Item 3, “Legal Proceedings.”

Product Sourcing and Distribution

We maintain a balance of both internal manufacturing capabilities and external partners that provide our customers a competitive combination of quality, cost and flexibility. We currently operate manufacturing facilities in Tijuana, Mexico and Manaus, Brazil. We also use contract manufacturers located in Brazil, China, Malaysia, Mexico, South Africa, Thailand and the United States.

We provide our contract manufacturers with rolling, non-binding forecasts, and we typically have a minimum of 60 days advanced orders placed with them for production. Purchase orders for delivery within 60 days generally are not cancelable. Purchase orders with delivery dates 60+ days in the future generally may be cancelled with penalties in accordance with each vendor’s terms. Each contract manufacturer provides a minimum 15-month warranty.

In December 2018, we sold our manufacturing facility in Hsin Tien, Taiwan to one of our contract manufacturers and moved the production to one of their other locations. The Taiwan facility manufactured a significant portion of our CPE video set-tops and gateways. We manufacture a limited amount of CPE video set-tops in Manaus, Brazil to serve the local market. The factory is 59,202 square feet, and, as of December 31, 2018, the facility employed approximately 130 people. Current outsourcing arrangements include the manufacture of set-tops, modems, DTAs and IP set-tops.

We manufacture a portion of our Network & Cloud products in our manufacturing facility in Tijuana, Mexico. The factory is 128,124 square feet, and, as of December 31, 2018, the facility employed approximately 1,000 people. We also leverage contract manufacturing partners for other products including CMTS, amplifiers, certain power supplies, accessories, optical modules, digital return modules, circuit boards, repair services, and video infrastructure equipment.

We outsource the production of Enterprise products to contract manufacturers.

In order to address the recently enacted U.S./China import tariffs on Broadband CPE equipment, we are in the process of shifting production to non-China locations. The re-location of manufacturing is expected to be completed in the first half of 2019.

We distribute a substantial number of products that are not produced by us to provide our customers with a comprehensive portfolio offering. Domestically, we distribute hardware and installation products through regional warehouses in California, North Carolina, and Washington. Internationally, we distribute through regional warehouses in Australia, Canada, Japan, Hong Kong and Netherlands, and through drop shipments from our contract manufacturers located throughout the world.

We obtain key components from numerous third-party suppliers. Our supply agreements include technology licensing and component purchase contracts. Several of our competitors have similar supply agreements for these components. In addition, we license software for operating network and security systems or sub-systems and a variety of routing protocols from different suppliers.

We primarily sell our Enterprise Networks products indirectly through a large network of value-added resellers and distributors, which we collectively refer to as channel partners. Our channel partners provide lead generation, pre-sales support, product fulfillment and, in certain circumstances, post-sales customer service and support. In some instances, service providers may also act as a channel partner for sales of our solutions to enterprises. In certain circumstances, we do sell Enterprise Networks products directly to end- customers, but it is a relatively small part of the overall business.

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

Our backlog at December 31, 2018 was approximately $966.2 million, at December 31, 2017 was approximately $1,121.4 million, and at December 31, 2016 was approximately $1,106.3 million. We believe that all the backlog existing at December 31, 2018 will be shipped in 2019.

Anticipated orders from customers may fail to materialize and delivery schedules may be deferred or cancelled for any number of reasons, including reductions in capital spending by network operators, shipping disruptions, customer financial difficulties, annual capital spending budget cycles, and construction delays.

Competition

The markets in which we participate are dynamic and highly competitive, requiring companies to react quickly to capitalize on opportunity. We retain skilled and experienced personnel and deploy substantial resources to meet the changing demands of the industry and to capitalize on change. We compete with international, national and regional manufacturers, distributors and wholesalers, including companies that are larger than we are. Our major competitors include:

•	ADB Global;
•	Aerohive;
•	Asus;
•	ATX;
•	Belkin;
•	BKTel;
•	Casa Systems, Inc.;
•	Ciena;
•	Cisco Systems, Inc.;
•	Emcore Corporation;
•	Ericsson;
•	Extreme Networks;
•	Finisar;
•	Guavus (A Thales Company);
•	H3C;
•	Harmonic, Inc.;
•	Hewlett Packard Enterprises;
•	Hitron Technologies Americas Inc.;
•	Huawei;
•	Humax Co.;
•	Imagine Communications
•	Infinera;
•	InnoTrans;
•	Kathrein;
•	Lindsay Broadband;
•	Netgear;
•	Netgem;
•	Nokia
•	Pacific Broadband Networks;
•	PCT International;
•	Sagemcom;
•	Samsung;
•	SeaChange International, Inc.;
•	SMC Networks;
•	Technetix;
•	Technicolor S.A.;
•	Teleste;
•	TiVo Inc.;
•	TOA Technologies (Oracle);
•	Ubee Interactive, Inc.;
•	Ubiquiti;
•	Vecima Networks, Inc.;
•	Veramatrix; and
•	ZTE

We distinguish our products based on reliability and performance, differentiated features, flexibility, breadth, customer service, and availability of business solutions, while pricing our solutions competitively with those of other competitors.

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

Our multi-screen content management and protection products compete with many vendors offering on-demand video and digital advertising insertion hardware and software, including Adobe, Cisco, Ericsson, Irdeto, SeaChange, TiVo, Verimatrix, and others. Our operations management systems compete with vendors offering network management, mobile workforce management, network configuration management, and network capacity management systems such as Oracle (formerly TOA Technologies), Click Software, Guavus and others, some of which may currently have greater sales in these areas than ARRIS. In some instances, our customers internally develop their own software for these functions. However, we believe that we offer a more integrated solution that gives us a competitive advantage in supporting the requirements of both today’s distribution networks and the emerging all-digital, packet-based networks.

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

Regulation and Corporate Responsibility

Our products and operations are subject to numerous U.S. and international regulations and requirements in the areas of labor, environmental compliance, including energy efficiency standards, health and safety and ethics. We are committed to strong corporate responsibility, and in 2018, we continued our participation as a full member of the Responsible Business Alliance (“RBA”), a non-profit coalition of electronics companies dedicated to supporting the rights and wellbeing of workers and communities affected by the global electronics supply chain. We continue to work with our suppliers by utilizing the RBA process collaboratively to improve working and environmental conditions through industry leading standards and practices to drive continual improvement and mitigate risk. Additional information regarding these policies and programs is available under the “Investors” tab of our corporate website (www.arris.com).

As signatories to the Voluntary Agreement for Ongoing Improvement to the Energy Efficiency of Set-Top Boxes and Small Network Equipment in the U.S., the SCTE/ISBE’s Energy 2020 initiative, the Voluntary Industry Agreement to Improve the Energy Consumption of Complex Set-Top Boxes in the European Union and the Canadian Pay-TV Set-Top Box Energy Efficiency Voluntary Agreement, we continue to be committed to reducing our environmental impact through increasing the energy efficiency of our products while still protecting our need to adapt to rapidly changing technology and the introduction of new features.

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

Employees

As of January 31, 2019, we had approximately 7,900 employees. ARRIS has no employees represented by unions within the United States. We believe that we have a strong relationship with our employees. Our future success depends, in part, on our ability to attract and retain key personnel. Competition for qualified personnel is intense, and the loss of certain key personnel could have a material adverse effect on us. We have entered into employment contracts with our key executive officers and have confidentiality agreements with substantially all our employees. We also have long-term incentive programs that are intended to provide substantial incentives for our key employees to remain with us.

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

Our performance is primarily dependent on customers’ capital spending for constructing, rebuilding, maintaining or upgrading broadband communications systems. Capital spending in the broadband communications industry is cyclical and can be curtailed or deferred on short notice. A variety of factors affect capital spending, and, therefore, our sales and profits, including:

•	demand for network services;
•	consumer demand for video content and PayTV services;
•	general economic conditions;
•	foreign currency fluctuations;

•	competition from other providers of broadband and high-speed services;
•	customer specific financial or stock market conditions;
•	availability and cost of capital;
•	governmental regulations;
•	customer acceptance of new services offered; and
•	real or perceived trends or uncertainties in these factors.

Several of our customers have accumulated significant levels of debt. These high debt levels, coupled with the volatility in the capital markets, may impact their access to capital in the future or reduce the amounts they spend on purchasing additional equipment from us. Even if the financial health of our customers remains intact, these customers may not purchase new equipment at levels we have seen in the past or expect in the future. We cannot predict the impact, if any, of any softening or downturn in the national or global economy or of specific customer financial challenges on our customers’ expansion and maintenance expenditures.

Uncertainties associated with the transaction with CommScope could adversely affect our business, results of operations and financial condition.

On November 8, 2018, we entered into the Acquisition Agreement under which ARRIS will be acquired by CommScope. Completion of the Acquisition is subject to various closing conditions, including but not limited to, obtaining necessary approvals and consents from various regulatory agencies, including the High Court of Justice of England and Wales, the European Commission and other antitrust authorities. Our shareholders approved the acquisition at a meeting ordered by the High Court of Justice on February 1, 2019 and required regulatory approvals in the European Union, United States, Russia and South Africa have been obtained or the applicable waiting period under the jurisdiction has expired. However, the remaining regulatory agencies from which the parties have sought clearances have broad discretion in administering the governing regulations. As a condition to their clearance of the Acquisition, agencies may impose requirements, limitations or costs or require divestitures or place restrictions on the conduct of the parties’ business. These requirements, limitations, costs, divestitures or restrictions could jeopardize or delay the consummation of the Acquisition or may reduce the anticipated benefits of the Transaction. There can be no assurance that the parties to the Acquisition Agreement will receive the necessary remaining approvals for the transaction or receive them within the expected timeframe.

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

There is no assurance that the closing of the Acquisition will occur. The Acquisition may be terminated under certain specified circumstances, including, but not limited to, a termination of the Acquisition Agreement by us to enter into an agreement for a “superior proposal” or the occurrence of an “intervening event.” If the Acquisition Agreement is terminated by us under certain circumstances, we may be required to pay the buyer a termination fee of $58 million, except that the termination fee shall be $29 million if the Scheme is not sanctioned by the High Court of Justice of England and Wales. Payment of this termination fee may require us to use available cash that would otherwise be used for general purposes or strategic initiatives, which could adversely affect our business, results of operations or financial condition.

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

We import a significant amount of our products and components from our contract manufacturers operating in China. The Office of the U.S. Trade Representative (the “USTR”) recently enacted tariffs ranging from 10% to 25% on imports into the U.S. of a broad array of Chinese products that includes many of our broadband CPE products. The current 10% tariff on many of these products is scheduled to increase to 25% if no trade agreement with China is reached. The administration has also indicated that it is considering proposing an additional list of products that would be subject to tariffs, which list may include more of our products. While we have adjusted product prices to pass on a significant portion of the current tariff costs to most of our customers, these higher costs could impact our competitiveness and reduce the amount of impacted products that customers in the U.S. will purchase, the timing of those purchases and our cash flow due to the timing of payments for the tariffs and collection from our customers.  We are in the process of shifting the manufacturing locations for impacted products to locations that would not be subject to the proposed tariffs. Manufacturing in such locations may increase our product costs and will take time to fully implement for all impacted products.

As evidenced by the USTR proposed tariffs, the current administration, along with Congress, has created significant uncertainty about the future relationship between the United States and other countries with respect to the trade policies, treaties, taxes, government regulations and tariffs that would be applicable. In addition to the potential direct impact to us of proposed tariffs as discussed above, these developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our access to suppliers or customers and have a material adverse effect on our business, financial condition and results of operations.

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

The broadcast and broadband communication systems industry has gone through dramatic technological change resulting in service providers rapidly migrating their business from telephony and one-way television services to two-way communications networks enabling multiple services, such as residential and business high-speed Internet access, residential and business telephony services, digital television, video on demand and advertising services. New services, such as home security, power monitoring and control, and 4K (UHD) television that are or may be offered by service providers, are also based on, and will be characterized by, rapidly evolving technology. The development of increasing internet speeds has also enabled the availability of high quality, feature length video over the Internet. This over-the-top IP video service enables content providers such as Netflix and Hulu, programmers such as HBO and ESPN and portals like Google and Amazon to provide video services on-demand, by-passing traditional video service providers. As traditional service providers enhance their quality and scalability, many are also introducing similar OTT services over their existing networks, for delivery not only to televisions but to computers, tablets, and telephones to remain competitive. In addition, service providers continue to explore ways to virtualize portions of their networks, reducing dependence on specifically designed equipment, including our products, by utilizing software that provide the same functions. We must retain skilled and experienced personnel, as well as deploy substantial resources to meet the changing demands of the industry and must be nimble to be able to capitalize on change.

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

As of December 31, 2018, we had approximately $2,073.9 million in total indebtedness and $498.5 million available under our revolving line of credit to support our working capital needs. Our debt service obligations with respect to this indebtedness could have an adverse impact on our earnings and cash flows for as long as the indebtedness is outstanding.

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

Because a significant portion of our customers’ purchases are discretionary, accurately forecasting our sales is difficult. In addition, our customers have increasingly submitted their purchase orders less evenly over the course of each quarter, and lead times for manufacturing products have increased from where they have historically been. The combination of our dependence on relatively few key customers and the award by those customers of irregular but sizeable orders, together with the size of our operations, make it difficult to forecast sales and can result in revenue volatility, which could further result in maintaining inventory levels that are not optimal for our ultimate needs and could have a negative impact on our business.

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

Under current law, we expect to be treated as a non-U.S. corporation for U.S. federal income tax purposes. However, changes to Section 7874 or the Treasury Regulations promulgated thereunder, or other changes in law, could adversely affect our status as a non-U.S. corporation for U.S. federal income tax purposes, our effective tax rate and/or future tax planning, and any such changes could have prospective or retroactive application to us and our stockholders. We continue to monitor this situation. Any such future guidance or changes in law could have a material adverse impact on our financial position and results of operations.

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

Changes to, interpretations of, and rulings related to, U.S., U.K., Hungary and other tax laws could adversely affect ARRIS.

Our business operations are subject to taxation in the U.S., U.K., Hungary and a number of other jurisdictions. Changes in tax laws or tax rulings, or changes in interpretations of existing laws, could materially affect our financial position and results from operations. Recently, the U.S. Congress, the Organization for Economic Co-operation and Development and other government agencies in jurisdictions where ARRIS and its affiliates do business have had an extended focus on issues related to the taxation of multinational corporations. One example is in the area of “base erosion and profit shifting,” including situations where payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. In this regard, on December 22, 2017, the President signed into law the “Tax Cuts and Jobs Act” (the “Act”). The Act significantly reforms the Internal Revenue Code of 1986, as amended. The Act, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest, imposes limitations on the deductibility of certain payments between affiliates, allows for the immediate expensing of certain capital expenditures, and puts into effect the migration from a worldwide system of taxation to a territorial system and imposes several other changes to tax law on U.S. corporations. As many of the provisions of the Act did not come into effect until 2018 and further clarification of the law is expected, the total impact on our financial position is uncertain and could be materially adverse.

Another example involves “illegal state aid” as determined by the EU Competition Commission, which would require EU member states to recover unlawful aid given to multinational enterprises in the form of favorable transfer pricing treatment. In November of 2017, the European Commission issued a decision letter to the U.K. government asserting that Chapter 9 of the U.K. Controlled Foreign Company legislation provided illegal state aid. If the European Commission ultimately prevails in this dispute, we could owe additional taxes. Based on our current assessment of the issue no additional tax expense has been accrued. The tax laws, and the interpretation thereof, in the United States, the United Kingdom, Luxembourg, Hungary and other countries in which we and our affiliates do business could change on a prospective or retroactive basis and any such changes could adversely affect us and our affiliates. Further, the IRS or other applicable taxing authorities may disagree with positions we have taken in our tax filings, which could result in the requirement to pay additional tax, interest and penalties, which amounts could be significant.

Changes to Income Tax Treaties could adversely affect ARRIS.

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

Additionally, a new version of the income tax treaty between U.S. and Hungary was signed on February 4, 2010, which was intended to replace and update the prior U.S. – Hungary income tax treaty from 1979. The new treaty, unlike the old treaty, contains a limitation on benefits article. While the new treaty was submitted to the Senate for ratification on November 15, 2010, it remains unratified and the limitation on benefits article has yet to apply to treaty benefits claimed by U.S. resident taxpayers. If the treaty were to be ratified, then certain interest payments made by ARRIS U.S. Holdings, Inc. could become subject to full U.S. withholding tax at a 30% rate.

Consequences of the U.K.’s delivering notice to leave the European Union could materially adversely affect our business.

In March 2017, the U.K. government delivered formal notice of its intention to withdraw from the European Union. As a result, it now has until March 29, 2019 to negotiate the terms of its exit, unless all the remaining member states of the European Union agree to an extension. Given the lack of precedent, it is unclear how the withdrawal of the U.K. from the European Union will affect the U.K.’s access to the EU Single Market and other important financial and trade relationships and how it will affect us. The withdrawal could, especially if the U.K. and European Union are unable to agree on terms for the withdrawal, among other outcomes, disrupt the free movement of goods, services and people between the U.K. and the European Union, undermine bilateral cooperation in key policy areas and significantly disrupt trade between the U.K. and the European Union. Under current European Union rules, following the withdrawal the U.K. will not be able to negotiate bilateral trade agreements with member states of the European Union. In addition, a withdrawal of the U.K. from the European Union could significantly affect the fiscal, monetary, legal and regulatory landscape within the U.K. and could have a material impact on its economy and the future growth of its various industries, including the broadcast and broadband communication systems industry in which we operate. Although it is not possible to predict fully the effects of the withdrawal of the U.K. from the European Union, the possible exit of the U.K. from the European Union or prolonged periods of uncertainty in relation to it could have a material adverse effect on our business and our results of operations.

Although certain technical problems experienced by users may not be caused by our products, our business and reputation may be harmed if users perceive our products as the cause of a slow or unreliable network connection, or a high-profile network failure.

Our products have been deployed in many different locations and user environments and can provide services and connectivity to many different types of devices operating a variety of applications. The ability of our products to operate effectively can be negatively impacted by many different elements unrelated to our products. For example, a user’s experience may suffer from an incorrect setting in a Wi-Fi device. Although certain technical problems experienced by users may not be caused by our products, users often may perceive the underlying cause to be a result of poor performance of the wireless network. This perception, even if incorrect, could harm our business and reputation. Similarly, a high-profile network failure may be caused by improper operation of the network or failure of a network component that we did not supply, but other service providers may perceive that our products were implicated, which, even if incorrect, could harm our business, operating results and financial condition.

If our Enterprise segment products do not interoperate with cellular networks and mobile devices, future sales of our products could be negatively affected.

Our Enterprise segment products are designed to interoperate with a broad array of consumer devices using Wi-Fi technology, as well as interoperate with mobile devices and cellular networks. These networks and devices have varied and complex specifications. As a result, we must attempt to ensure that our products interoperate effectively with these existing and planned networks and devices. To meet these requirements, we must continue to undertake development and testing efforts that require significant capital and employee resources. We may not accomplish these development efforts quickly or cost-effectively, or at all. If our products do not interoperate effectively, orders for our products could be delayed or cancelled, which would harm our revenue, operating results and our reputation, potentially resulting in the loss of existing and potential end customers. The failure of our products to interoperate effectively with cellular networks or mobile devices may result in significant warranty, support and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relations problems. In addition, our end customers may require our products to comply with new and rapidly evolving security or other certifications and standards. If our products are late in achieving or fail to achieve compliance with these certifications and standards, or our competitors achieve compliance with these certifications and standards, such end customers may not purchase our products, which would harm our business, operating results and financial condition.

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

For the year ended December 31, 2018, sales to our two largest customers (including their affiliates, as applicable) accounted for approximately 30% of our total revenue. The loss of any of our large customers, or a significant reduction in the products or services provided to any of them would have a material adverse impact on our business. For many of these customers, we also are one of their largest suppliers. As a result, if from time-to-time customers elect to purchase products from our competitors in order to diversify their supplier base and to dual-source key products or to curtail purchasing due to budgetary or market conditions, such decisions could have material consequences to our business. In addition, because of the magnitude of our sales to these customers, the terms and timing of our sales are heavily negotiated, and even minor changes can have a significant impact upon our business.

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

Our financial statements reflect substantial goodwill and intangible assets, approximately $2.2 billion and $1.4 billion, respectively, as of December 31, 2018, that was recognized in connection with acquisitions, including the Ruckus Networks acquisition.

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

As of October 1, 2018 (the date of our annual impairment testing), the fair value of our CPE reporting unit exceeded its carrying amount by 4% and, accordingly, did not result in a goodwill impairment. Over the last twelve months, near-term trends impacting revenue and gross margin, including higher product costs associated with memory and other components have decreased the amount by which the fair value exceeds the carrying amount such that our CPE reporting unit could be at risk of failing the impairment test if future projections are not realized. Further, the proposed tariffs may also have an adverse impact on our business. The estimated fair value of our CPE reporting unit is closely aligned with the ultimate amount of revenue and operating income that it achieves over the projection period. Currently, our projections assume limited revenue growth and some recovery in gross margins over current levels in subsequent years which is dependent on product cost improving and ability to pass on increased costs through price increases. Our CPE reporting unit has approximately $1.4 billion of goodwill as of December 31, 2018.

In addition, we adopted new guidance on revenue recognition as of January 1, 2018. Based on the retrospective application of this guidance in our Cloud TV reporting unit, goodwill impairment of approximately $3.4 million was recognized in first quarter of 2018 resulting from the indirect effect of the change in accounting principle, effecting changes in the composition and carrying amount of the net assets.

We continue to evaluate the anticipated discounted cash flows from the Cloud TV reporting unit. If current long-term projections for this unit are not realized or materially decrease, we may be required to write off all or a portion of the remaining $26 million of goodwill and $21 million of associated intangible assets.

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

These manufacturers typically fulfill our supply requirements on the basis of individual orders. We do not have long term contracts with our third-party manufacturers that guarantee capacity, the continuation of particular pricing terms or the extension of credit limits. Accordingly, our third-party manufacturers are not obligated to continue to fulfill our supply requirements, which could result in supply shortages, and the prices we are charged for manufacturing services could be increased on short notice. In addition, as a result of fluctuating global financial market conditions, natural disasters or other causes, it is possible that any of our manufacturers could experience interruptions in production, cease operations or alter our current arrangements. If our manufacturers are unable or unwilling to continue manufacturing our products in required volumes, we will be required to identify one or more acceptable alternative manufacturers. Additionally, with the current U.S. trade tariff environment, we are transitioning manufacturing for many impacted products to non-tariff countries. It is time-consuming and costly and changes in our third-party manufacturers or manufacturing locations may cause significant interruptions in supply if the manufacturers have difficulty manufacturing products to our specification. As a result, our ability to meet our scheduled product deliveries to our customers could be adversely affected, which could cause the loss of sales to existing or potential customers, delayed revenue or an increase in our costs. Any production interruptions for any reason, such as a natural disaster, epidemic, capacity shortages or quality problems, at one of our manufacturers would negatively affect sales of our product lines manufactured by that manufacturer and adversely affect our business and operating results.

We are subject to the economic, political and social instability risks associated with doing business in certain foreign countries.

For the year ended December 31, 2018, approximately 41% of our sales were made outside of the United States. In addition, a significant portion of our products are currently manufactured or assembled in Brazil, China and Mexico. As a result, we are exposed to risk of international operations, including:

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

There has been an increase in laws in Europe, the U.S. and elsewhere imposing requirements for the handling of personal data, including data of employees, consumers and business contacts as well as privacy-related matters. For example, several U.S. states, including recently California, have adopted legislation requiring companies to protect the security of personal information that they collect from consumers over the Internet, and more states have proposed similar legislation in the future. Foreign data protection, privacy, and other laws and regulations can be more restrictive than those in the U.S. In May 2018 the EU General Data Protection Regulation (“GDPR”) went into effect. Similar regulations are now scheduled to go into effect in the second quarter of 2019 in Brazil and India. GDPR is designed to harmonize data privacy laws across Europe, to protect and empower all EU citizens data privacy and to reshape the way organizations across the region approach data privacy. Compliance with the GDPR and the similarly proposed regulations in other countries has required, and will continue to require, changes to existing products, designs of future products, internal and external software systems, including our web sites, and changes to many company processes and policies. Failure to comply with GDPR or other privacy regulations could cause significant penalties and loss of business.

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

We have initiated the process of upgrading our ERP software solution to a newer, cloud-based version. We expect the upgrade for our financial reporting systems to be completed in 2019. Implementation of the upgraded solution will have a significant impact on our business processes and information systems. The transition will require significant change management, meaningful investment in capital and personnel resources, and coordination of numerous software and system providers and internal business teams. We may experience difficulties as we manage these changes and transitions to the upgraded systems, including loss or corruption of data, delayed shipments, decreases in productivity as personnel implement and become familiar with new systems and processes, unanticipated expenses (including increased costs of implementation or costs of conducting business), and lost revenues. Difficulties in implementing the upgraded solution or significant system failures could disrupt our operations, divert management’s attention from key strategic initiatives, and have an adverse effect on our capital resources, financial condition, results of operations, or cash flows. In addition, any delays in completing the upgrade process could exacerbate these transition risks as well as expose us to additional risks in the event that the support for our existing ERP software solution is reduced or eliminated.

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

Our corporate headquarters are in Suwanee, Georgia. We own sites in Apodaca, Mexico; Cary, North Carolina; and Horsham, Pennsylvania. We operate manufacturing and warehouse facilities, research and development, administrative and sales offices in various locations in the United States and in many foreign countries. These properties are generally used by each of our operating segments.

As of December 31, 2018, we have approximately 62 principal leased facilities, 23 of which are in North America and 39 of which are in other countries. Larger leased sites include properties located in Bangalore, India; Beaverton, Oregon; Boca Raton, Florida; Linkoping, Sweden; Lisle, Illinois; Lowell, Massachusetts; Manaus, Brazil; Paris, France; Saltaire, United Kingdom; Santa Clara, California; San Diego, California; San Jose, California; Shenzhen, China; Suwanee, Georgia; Tijuana, Mexico; and Wallingford, Connecticut.

We believe that our existing facilities, including both owned and leased, are in good condition and suitable for the conduct of our business. We generally consider that the facilities are being appropriately utilized and that they have enough production capacity for their present intended purposes. The extent of utilization of such facilities varies from location to location and from time to time during the year. For additional information regarding our obligations under property leases, see Note 24 Commitments and Contingencies of Notes to the Consolidated Financial Statements.

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

Due to the nature of our business, we are subject to patent infringement claims, including current suits against us or one or more of our wholly-owned subsidiaries or one or more of our customers who may seek indemnification from us. We believe that we have meritorious defenses to the allegations made in the pending cases and intend to vigorously defend these lawsuits; however, we are unable currently to forecast the ultimate outcome of these or similar matters. In addition, we are a defendant in various litigation matters generally arising out of the normal course of business. Except as described below, we are not party to (nor have indemnification claims been made with respect to) any proceedings that are, or reasonably are expected to be, material to our business, results of operations or financial condition. However, since it is difficult to predict the outcome of legal proceedings, it is possible that the ultimate outcomes could materially and adversely affect our business, financial position, results of operations or cash flows. Accordingly, with respect to these proceedings, we are currently unable to reasonably estimate the possible loss or range of possible loss.

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

Chrimar v. Ruckus Wireless, Inc., C.A. 16-cv-00186, Northern District of California. On July 1, 2015, Chrimar filed suit against Ruckus alleging infringement of four U.S. Patents. The case has been stayed pending completion of IPR proceedings contesting the validity of the patents. All four of these IPRs have resulted in a final written decision invalidating the asserted claims, however Chrimar has filed a notice of appeal. The complaint requests unspecified damages for infringement and injunction against future infringement. To date, no evidence of infringement or damages has been introduced. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, we may be required pay damages for utilizing certain technology.

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

Rovi et al. v. Comcast et al., C.A. 1:16-cv-09826, Southern District of New York; 337-TA-1001, International Trade Commission. On April 1, 2016, Rovi filed suit against Comcast and several equipment vendors (including ARRIS and Pace) alleging infringement of 15 U.S. patents alleged to cover various program guide technology. On April 6, 2016, Rovi filed a complaint in the International Trade Commission (ITC) alleging infringement of seven U.S. patents (the same as those asserted in the New York suit). The ITC found Comcast in violation of two patents by various remote programming features, (both of which have now been ruled invalid by the Patent Trial and Appeal Board), while also finding that ARRIS set-top boxes do not infringe the patents. In an example of what we believe is clear administrative authority overreach, the ITC thereby issued an exclusion order against Comcast from causing ARRIS to import non-infringing set-top boxes for use in Comcast’s system. Comcast has removed the remote programming feature held infringing by the ITC, and U.S. Customs and Border Protection has ruled to allow ARRIS to import set-top products for use in Comcast’s redesigned network. ARRIS and Comcast are appealing the ITC verdict. Until the matter is resolved, there remains a risk that U.S. Customs and Border Protection improperly applies the ITC’s exclusion order, which could then result in delays on the delivery of ARRIS’s products.

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

TQ Delta v. MSOs,  C.A. 15-cv-00611; 15-cv-00615, etc., District of Delaware. On July 17, 2015, TQ Delta filed suit against several MSOs alleging infringement of several U.S. patents. Certain of our customers have requested that we provide indemnification. The case has been stayed pending the outcome of IPR proceedings. All of the asserted patents now have final written decisions by the Patent Trial and Appeal Board invalidating all asserted claims as a result of IPRs. TQ Delta has filed a notice of appeal. The complaint requests unspecified damages for past and future infringement. To date, no evidence of infringement or damages has been introduced. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, we may be required to indemnify the MSOs and/or pay damages for utilizing certain technology.

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

XR Communications v. Ruckus Wireless, Inc., XR Communications v. ARRIS, C.A. 4:18-cv-01992, Northern District of California; and 8:18-cv-00192, Central District of California. On April 21, 2017, XR Communications filed suit against Ruckus in the Central District of California alleging infringement of three U.S. patents. The case was subsequently transferred to the Northern District of California. On February 2, 2018 XR Communications filed suit against ARRIS alleging infringement of the same three U.S. patents. ARRIS IPR petitions have instituted against two of the three patents at issue, while the third patent has an IPR by another party that has been instituted. The litigation has been stayed pending completion of the IPR proceedings. The complaints request unspecified damages for past and future infringement. It is premature to assess the likelihood of an unfavorable outcome. In the event of an unfavorable outcome, ARRIS may be required to cease using and/or pay damages for utilizing certain technology.

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

From time to time third parties demand that we or our customers enter into license agreements with respect to patents owned, or allegedly owned, by the third parties. Such demands cause us to dedicate time to study the patents and enter into discussions with the third parties regarding the merits and value, if any, of the patents. These discussions may materialize into license agreements or patent claims asserted against us or our customers. If asserted against our customers, our customers may request indemnification from us. It is not possible to determine the impact of any such demands and the related discussions on ARRIS’s business, results of operations or financial condition.

Item 4.	Mine Safety Disclosures

Not Applicable

Item 4A.	Executive Officers and Board Committees

Executive Officers of the Company

The following table sets forth the name, age as of March 1, 2019, and position of our executive officers.

Name	Age	Position
Bruce W. McClelland	52	Chief Executive Officer
Robert J. Stanzione	71	Executive Chairman and Chairman of the Board of Directors
David B. Potts	61	Executive Vice President and Chief Financial Officer
Lawrence Robinson	51	President, Customer Premises Equipment
Daniel T. Whalen	51	President, Network & Cloud
Ian Whiting	54	President, Enterprise Networks
Stephen McCaffery	52	President, International Sales & Managing Director, International Business Operations Group
Timothy O’Loughlin	45	President, U.S. Sales, Global Marketing & Operations
James R. Brennan	57	Senior Vice President, Supply Chain & Quality
Karen Renner	57	Senior Vice President, Chief Information Officer
Patrick W. Macken	45	Senior Vice President, General Counsel and Secretary
Victoria P. Brewster	56	Senior Vice President, Human Resources

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

Mr. Whalen has held several positions in the technology sector over the last 20 years including sales, operations management, project management, and engineering at Bell Atlantic and Comdisco, as well as consulting at KPMG.

Mr. Whalen received a Bachelor’s Degree in Civil Engineering from the Stevens Institute of Technology in Hoboken, NJ.

Ian Whiting is President of Enterprise Networks. In this role, he leads the company’s focus on enabling constant, wireless and wired connectivity across complex and varied networking environments—serving enterprises and service providers across multiple verticals, including education, retail, hospitality, MDUs, smart cities, public sector, and others.

Mr. Whiting joined ARRIS through its acquisition of the Ruckus Wireless and Ethernet Switching businesses. At Ruckus, he served as Chief Commercial Officer (CCO), leading the global enterprise and service provider sales teams and the marketing organization.

Prior to Ruckus Networks, Mr. Whiting spent the early part of his career in Europe running sales and marketing organizations for companies including Compaq and Brocade. He moved to the U.S. in 2005 to manage the global sales and marketing team at Brocade Communications. Over the next eight years, as part of the executive team, he helped drive the growth of Brocade becoming the market leader in storage and IP networking. After Brocade, Mr. Whiting held sales leadership position at Riverbed and Fusion-io before joining Ruckus in 2015.

Mr. Whiting holds a Master’s degree in business from Cranfield University and a Bachelor’s degree in French and German from the University of Wales.

Stephen McCaffery is President, International Sales and Managing Director, International Business Operations Group. In this role, Mr. McCaffery leads International Sales and oversees ARRIS’s International Business Operations Group, which is focused on aligning ARRIS’s sales and business operations to accelerate our international growth in key markets outside the US.

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

Karen Renner is Senior Vice President, Chief Information Officer at ARRIS. She is responsible for developing ARRIS’s IT strategies that increase the company’s overall productivity and performance as well as implementing IT solutions that support the company’s growth initiatives.

Ms. Renner joined ARRIS from her previous role as North American CIO for Thales, a global aerospace, defense, and security company. Prior to that role, she served in CIO roles for Novelis and GE. During her tenure at GE, she led IT for the company’s infrastructure, security and digital energy businesses.

Ms. Renner received her BS and MS in industrial and systems engineering from Auburn University and earned an MBA from Georgia State University. She serves on the Board of Directors for Lenbrook.

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

Ms. Brewster holds a Bachelor’s degree in Industrial Relations and Psychology from the University of North Carolina at Chapel Hill.

PART II

Item 5.	Market for Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities

ARRIS’s stock is traded on the NASDAQ Global Select Market under the symbol “ARRS.” The following table reports the high and low trading prices per share of our stock as listed on the NASDAQ Global Market System:

	High	Low
2017
First Quarter	$31.52	$24.75
Second Quarter	29.65	25.10
Third Quarter	30.38	26.09
Fourth Quarter	30.00	24.85

2018
First Quarter	$28.14	$22.60
Second Quarter	28.83	23.75
Third Quarter	26.92	22.33
Fourth Quarter	31.06	21.55

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

As of January 31, 2019, there were 345 record holders of our ordinary shares. This number excludes shareholders holding stock under nominee or street name accounts with brokers or banks (with an estimated approximately 31,000 beneficial holders.)

Issuer Purchases of Equity Securities

The table below sets forth the purchases of ARRIS stock for the quarter ended December 31, 2018:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in thousands)
October 31	622,480	$25.67	622,324	546,921
November 30	4,155	$25.26	—	546,921
December 31	56,833	$30.83	—	546,921

(1)	An aggregate of 61,144 shares shown in the table above were subject to equity awards that were cancelled for cash to satisfy minimum tax withholding obligations that arose on the vesting of the applicable restricted stock units

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

During the fiscal year of 2018, we repurchased 13.9 million shares of our ordinary shares for $353.1 million at an average stock price of $25.38. The remaining authorized amount for stock repurchases under this plan was $546.9 million as of December 31, 2018. Unless terminated earlier by a Board resolution, this new plan will expire when we have used all authorized funds for repurchase. However, U.K. law also generally prohibits a company from repurchasing its own shares through “off market purchases” without prior approval of shareholders because we are not traded on a recognized investment exchange in the U.K. This shareholder approval lasts for a maximum period of five years. Prior to and in connection with the Pace combination, we obtained approval to purchase our own shares. This authority to repurchase shares terminates in January 2021, unless otherwise reapproved by our shareholders. Under the terms of the Acquisition Agreement, we are prohibited from repurchasing additional shares without the prior consent of CommScope.

Stock Performance Graph

Below is a graph comparing total stockholder return on the Company’s stock from December 31, 2013 through December 31, 2018, with the Standard & Poor’s 500 and the Index of NASDAQ U.S. Stocks of entities in the industry of electronics and electrical equipment and components, exclusive of computer equipment (SIC 3600-3699), prepared by the Research Data Group, Inc.

	12/13	12/14	12/15	12/16	12/17	12/18
ARRIS International plc.	100.00	124.03	125.60	123.79	105.55	125.60
S&P 500	100.00	113.69	115.26	129.05	157.22	150.33
SIC Codes 3600 - 3699	100.00	120.16	113.73	143.43	190.14	179.57
Copyright© 2019 Standard & Poor's, a division of S&P Global. All rights reserved.

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

The selected consolidated financial data as of December 31, 2018 and 2017 and for each of the three years in the period ended December 31, 2018 set forth below are derived from the accompanying audited consolidated financial statements of ARRIS and should be read in conjunction with such statements and related notes thereto. The selected consolidated financial data as of December 31, 2016, 2015, and 2014 and for the years ended December 31, 2015 and 2014 is derived from audited consolidated financial statements that have not been included in this filing. The historical consolidated financial information is not necessarily indicative of the results of future operations and should be read in conjunction with ARRIS’s historical consolidated financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this document.

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

See Note 25 Summary Quarterly Consolidated Financial Information of the Notes to the Consolidated Financial Statements for a summary of our quarterly consolidated financial information for 2018 and 2017 (in thousands, except per share data).

	2018	2017	2016	2015	2014
Consolidated Operating Data:
Net sales	$6,742,640	$6,614,392	$6,829,118	$4,798,332	$5,322,921
Cost of sales	4,823,781	4,948,153	5,121,501	3,379,409	3,740,425
Gross margin	1,918,859	1,666,239	1,707,617	1,418,923	1,582,496
Selling, general, and administrative expenses	667,053	475,369	454,190	417,085	410,568
Research and development expenses	644,038	539,094	584,909	534,168	556,575
Amortization of intangible assets	383,561	375,407	397,464	227,440	236,521
Impairment of goodwill and intangible assets	3,400	55,000	2,200	—	—
Integration, acquisition, restructuring and other costs, net	41,922	98,357	158,137	29,277	37,498
Operating income	178,885	123,012	110,717	210,953	341,334
Interest expense	95,086	87,088	79,817	70,936	62,901
Loss on investments	308	11,066	21,194	6,220	10,961
Loss (gain) on foreign currency	3,834	9,757	(13,982)	20,761	2,637
Interest income	(8,341)	(7,975)	(4,395)	(2,379)	(2,590)
Other expense (income), net	5,056	1,873	3,991	8,362	28,195
Income before income taxes	82,942	21,203	24,092	107,053	239,230
Income tax (benefit) expense	(24,344)	(44,921)	15,131	22,594	(87,981)
Consolidated net income	107,286	66,124	8,961	84,459	327,211
Net loss attributable to noncontrolling interest	(6,454)	(25,903)	(9,139)	(7,722)	—
Net income attributable to ARRIS International plc.	$113,740	$92,027	$18,100	$92,181	$327,211
Basic	$0.63	$0.49	$0.09	$0.63	$2.27
Diluted	$0.62	$0.49	$0.09	$0.62	$2.21
Selected Balance Sheet Data:
Total assets	$7,327,869	$7,624,257	$7,758,362	$4,523,516	$4,341,042
Long-term obligations	$2,354,254	$2,506,954	$2,697,491	$1,669,925	$1,646,604

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We operate in three business segments: Customer Premises Equipment, Network & Cloud and Enterprise Networks. We enable service providers, including cable, telephone, digital broadcast satellite operators and media programmers, to deliver media, voice, and IP data services to their subscribers and enable enterprises to experience constant, wireless and wired connectivity across complex and varied networking environment. We are a leader in set-tops, digital video and Internet Protocol Television distribution systems, broadband access infrastructure platforms, associated data and voice CPE and wired and wireless enterprise networking. Our solutions are complemented by a broad array of services, including technical support, repair and refurbishment, and system design and integration.

Comparisons to our prior period results are impacted by the acquisition of Ruckus Networks on December 1, 2017.

Proposed Transaction with CommScope

On November 8, 2018, ARRIS and CommScope entered into a Bid Conduct Agreement whereby CommScope agreed to acquire ARRIS in an all-cash transaction for $31.75 per share or a total purchase price of approximately $7.4 billion, including repayment of debt. In addition, The Carlyle Group, a global alternative asset manager, plans to participate in the acquisition and reestablishes an ownership position in CommScope through a $1 billion minority equity investment as part of CommScope's financing of the transaction. The combined company is expected to drive profitable growth in new markets, shape the future of wired and wireless communications, and position the new company to benefit from key industry trends, including network convergence, fiber and mobility everywhere, 5G, Internet of Things and rapidly changing network and technology architectures.

The consummation of the Acquisition is subject to various closing conditions, including, among other things, (i) the receipt of certain approvals of our shareholders, (ii) the sanction of the Scheme by the High Court of Justice of England and Wales, (iii) the receipt of certain required regulatory approvals or lapse of certain review periods with respect thereto, including those in the U.S. and European Union, Chile, Mexico, Russia and South Africa, (iv) the absence of a Company Material Adverse Effect (as defined in the Acquisition Agreement), (v) the accuracy of representations and warranties (subject, in certain cases, to certain materiality or Company Material Adverse Effect qualifiers, as applicable) and (vi) the absence of legal restraints prohibiting or restraining the Acquisition. Our shareholders approved the Acquisition on February 1, 2019 and regulatory approvals have been received, or the review period has lapsed, in the European Union, United States, Russia and South Africa. The parties expect to complete the Acquisition in the first half of 2019.

For additional information regarding certain risks related to the Acquisition see the information under the caption “Risk Factors,” located in Item 1A of Part I of this Report.

Business and Financial Highlights:

Business Highlights

•	On November 8, 2018, we announced that we have entered into a definitive agreement for CommScope to purchase ARRIS for a cash price of $31.75, a premium of 27% over the volume weighted average closing price of ARRIS’s common stock for the 30 trading days ending October 23, 2018 (1), subject to shareholder approval and certain closing conditions, including necessary regulatory approvals.
•	We have made significant progress in the integration of the Ruckus business operations, which were acquired in December 2017.
•	International revenues reflected growth in all regions as operators invested in broadband and video capabilities compared to 2017.
•	During 2018, we used $353.1 million of cash to repurchase 13.9 million of our ordinary shares at an average price of $25.38 per share.

(1)	The day prior to market rumors regarding a potential transaction leaking to the media.

Financial Highlights

•	Sales in 2018 were $6,742.6 million as compared to $6,614.4 million in 2017, resulting from our Ruckus acquisition, partially offset by decline in CPE.
•	Gross margin percentage was 28.5% in 2018, compared to 25.2% in 2017. The increase in the margin reflects changes in product mix, in particular the inclusion of Enterprise Networks for the full year, which is helping offset memory and other product cost increases in our CPE products.
•	Total operating expenses (excluding amortization of intangible assets, impairment of goodwill and intangible assets, integration, acquisition, restructuring and other costs, net) were $1,311.1 million in 2018, as compared to $1,014.5 million in the same period last year. The increase primarily reflects the incremental expense associated with our acquisition of Ruckus Networks. In addition, we increased our investment in sales and marketing and in research and development for the Enterprise segment to help grow sales and market share. During 2018, we implemented restructuring activities that has affected 1,084 employees, including the closure of our factory in Taiwan, which has and will lower operating expense.
•	We ended 2018 with $735.5 million of cash, cash equivalents, and marketable security investments, which compares to $511.4 million at the end of 2017. We generated $649.0 million of cash from operating activities in 2018 and $533.8 million during 2017.
•	Under our credit facility, we ended 2018 with long-term debt of $2,073.9 million, at face value, the current portion of which is $87.5 million. We made mandatory payments of $87.5 million during 2018.

Industry Conditions

Consolidation of Customers Has Occurred and May Continue — The broadcast and broadband communication systems industry historically has experienced, and continues to experience, the consolidation of many industry participants. For example, Comcast acquired Sky, Vodafone merged its mobile operations in India with Idea Cellular, LGI sold certain of its properties to T-Mobile, Wave Broadband consolidated with RCN under common ownership, Atlantic Broadband/Cogeco purchased MetroCast, Cable One bought NewWave Communications, T-Mobile US acquired TV service provider Layer3, and Cablevision SA (Argentina) merged with Telecom Argentina SA. We believe we are favorably positioned to capitalize on this consolidation through a broader portfolio, global scale, and leadership in many of the platforms and components that these providers depend on to deliver services. The impact of this customer M&A activity is difficult to estimate but may include:

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

Capital Expenditures of Telecom Customers Have Been and May Continue to be Lower — Many of our telecom customers, including AT&T and Verizon, have participated in FCC sponsored spectrum auctions in the interest of expanding their network capacity to meet increasing customer demand. As a result, capital expenditures at our existing and potential telecom customers are expected to be lower as a result of the costs associated with participating in the auction. Comcast’s acquisition of Sky may shift capital away from projects that generate ARRIS sales and the pending T-Mobile acquisition of Sprint appears to have delayed some capital projects for both companies. The purchase of DirecTV by AT&T has altered the historic AT&T product strategy for video deployments, decreasing our sales. Verizon completed the sale of certain properties to Frontier, which, coupled with a decrease in net subscriber additions, has impacted the demand for our products. Nevertheless, as described below, we still believe that the need for network expansion to meet subscriber demand presents potential opportunities for increased sales of our products to these customers.

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

Wireline Broadband Service Providers may Evolve into partial or predominantly Wireless Network Operators — As consumer and business demand for ubiquitous connectivity for their devices continues to increase, wireline operators may shift or increase investment into wireless technologies such as Wi-Fi, LTE Small Cell, or the emerging Citizen’s Band Radio Service (“CBRS”) Shared Spectrum. ARRIS is positioned to participate in Service Provider’s residential wireless investments with our portfolio of Wi-Fi enabled cable modems and DSL modems. With the recently completed Ruckus Networks acquisition, we now also have a portfolio of Access Points, Controllers, Cloud Management, and Data Analytics to participate in opportunities in both the enterprise market and Service Provider public access (e.g. hot spots).

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

Service Providers are Demanding Advanced Network Technologies and Software Solutions — The increase in volume and complexity of the signals transmitted over broadband networks as a result of the migration to an all-digital, all-IP, on demand network is causing service providers to deploy new technologies. Service providers also are demanding sophisticated network and service management software applications that minimize operating expenditures needed to support the complexity of two-way broadband communications systems. As a result, service providers are focusing on technologies and products that are flexible, cost-effective, compliant with open industry standards, and scalable to meet subscriber growth and effectively deliver reliable, enhanced services. As part of this evolution, some operators (for example Comcast with its Reference Design Kit (“RDK”) efforts) are choosing to design portions of the set-tops firmware internally. As a result, we anticipate that over time operators will migrate to an all IP network and look to enable new platforms and technologies intended to accelerate the deployment of new services. As this occurs, which we believe will be over a multi-year period, we anticipate a decline in demand for our traditional set-tops and an increase in demand for new IP set-tops.

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

	Years Ended December 31,
	2018	2017	2016
Net sales	100.0%	100.0%	100.0%
Cost of sales	71.5	74.8	75.0
Gross margin	28.5	25.2	25.0
Operating expenses:
Selling, general, and administrative expenses	9.9	7.2	6.6
Research and development expenses	9.5	8.1	8.6
Amortization of intangible assets	5.7	5.7	5.8
Impairment of goodwill and intangible assets	0.1	0.8	—
Integration, acquisition, restructuring and other costs, net	0.6	1.5	2.3
Operating income	2.7	1.9	1.7
Other expense (income):
Interest expense	1.4	1.3	1.2
Loss on investments	—	0.2	0.3
Loss (gain) on foreign currency	—	0.2	(0.2)
Interest income	(0.1)	(0.1)	(0.1)
Other expense, net	0.1	—	0.1
Income before income taxes	1.3	0.3	0.4
Income tax (benefit) expense	(0.3)	(0.7)	0.2
Consolidated net income	1.6%	1.0%	0.2%
Net loss attributable to noncontrolling interest	(0.1)	(0.4)	(0.1)
Net income attributable to ARRIS International plc.	1.7%	1.4%	0.3%

Comparison of Operations for the Three Years Ended December 31, 2018

Net Sales

The table below sets forth our net sales for each of our segments (in thousands, except percentages):

	Net Sales			Increase (Decrease) Between Periods
	For the Years Ended December 31,			2018 vs. 2017		2017 vs. 2016
	2018	2017	2016	$	%	$	%
Business Segment:
CPE	$3,923,894	$4,475,670	$4,747,445	$(551,776)	(12.3)%	$(271,775)	(5.7)%
N&C	2,156,577	2,094,113	2,111,708	62,464	3.0%	(17,595)	(0.8)%
Enterprise	675,352	45,749	—	629,603	1,376.2%	45,749	100%
Other	(13,183)	(1,140)	(30,035)	(12,043)	1,056.4%	28,895	96.2%

Total sales	$6,742,640	$6,614,392	$6,829,118	$128,248	1.9%	$(214,726)	(3.1)%

The table below sets forth our domestic and international sales (in thousands, except percentages):

	Net Sales			Increase (Decrease) Between Periods
	For the Years Ended December 31,			2018 vs. 2017		2017 vs. 2016
	2018	2017	2016	$	%	$	%
Domestic — U.S.	$3,973,247	$4,351,843	$4,909,698	$(378,596)	(8.7)%	$(557,855)	(11.4)%
International:
Americas, excluding U.S.	1,182,289	1,080,456	982,769	101,833	9.4%	97,687	9.9%
Asia Pacific	431,045	374,772	291,504	56,273	15.0%	83,268	28.6%
EMEA	1,156,059	807,321	645,147	348,738	43.2%	162,174	25.1%
Total international	$2,769,393	$2,262,549	$1,919,420	$506,844	22.4%	$343,129	17.9%
Total sales	$6,742,640	$6,614,392	$6,829,118	$128,248	1.9%	$(214,726)	(3.1)%

Customer Premises Equipment Net Sales 2018 vs. 2017

During the year ended December 31, 2018, sales in our CPE segment decreased by approximately $551.8 million, or 12.3%, as compared to 2017. The decrease is primarily attributable to video sales due to lower cable and telco demand in the United States. We anticipate the continued overall trend towards more broadband CPE sales and less video CPE sales as operators adopt all IP networks and continue their investment in higher speed internet services and better in-home Wi-Fi capabilities.

Network & Cloud Net Sales 2018 vs. 2017

During the year ended December 31, 2018, sales in the N&C segment increased by approximately $62.5 million, or 3.0%, as compared to 2017. The increase in sales was primarily a result of increased CMTS product sales, partially offset by lower Access Technologies product sales.

Enterprise Networks Net Sales 2018 vs. 2017

During the year ended December 31, 2018, sales in the Enterprise segment was approximately $675.4 million. Revenues were predominantly incremental in 2018, as the acquisition of Ruckus Networks was completed in the fourth quarter of 2017.

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

Enterprise Networks Net Sales 2017 vs. 2016

During the year ended December 31, 2017, sales in the Enterprise segment was approximately $45.7 million, which reflect sales from the acquisition of Ruckus Networks in December 2017. Sales in the Enterprise Networks segment include revenues from sales to service providers that were previously included in the Network and Cloud segment when we were a reseller of Ruckus products.

Gross Margin

The table below sets forth our gross margin (in thousands, except percentages):

	Gross Margin			Increase (Decrease) Between Periods
	For the Years Ended December 31,			2018 vs. 2017		2017 vs. 2016
	2018	2017	2016	$	%	$	%
Gross margin dollars	$1,918,859	$1,666,239	$1,707,617	252,620	15.2%	(41,378)	(2.4)%
Gross margin	28.5%	25.2%	25.0%		3.3		0.2

During the year ended December 31, 2018, gross margin dollars increased due to the Ruckus Networks acquisition and changes in product mix. The Ruckus Networks acquisition impacted gross margin for 2018, due to a proportionately higher average gross margin than the historic ARRIS business. We also had higher sales of CMTS licenses in 2018 which have higher margins than the average consolidated gross margin. This increase is offset by continued pressure on gross margin primarily relating to memory pricing and other component costs, particularly in the CPE segment. We do anticipate some improvement in component pricing in 2019. In addition, we have implemented initiatives to mitigate the effects of higher component costs with price adjustments and actions to lower operating costs. In order to address the recently enacted U.S./China import tariffs on Broadband CPE equipment, we are in the process of shifting production to non-China locations. We have adjusted short-term customer pricing to offset the incremental cost of tariffs until the re-location of manufacturing is completed in the first half of 2019. The gross margin for the year ended December 31, 2018 included $17.0 million of increased costs associated with writing up the historic cost of the Ruckus Networks inventory to fair value at the date of acquisition (subsequently increasing cost of sales). In addition, during the year ended December 31, 2018, the gross margins were impacted by $13.1 million associated with a reduction in sales related to the acquisition accounting impacts of deferred revenue.

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

Operating Expenses

The table below provides detail regarding our operating expenses (in thousands, except percentages):

	Operating Expenses			Increase (Decrease) Between Periods
	For the Years Ended December 31,			2018 vs. 2017		2017 vs. 2016
	2018	2017	2016	$	%	$	%
Selling, general & administrative	$667,053	$475,369	$454,190	$191,684	40.3%	$21,179	4.7%
Research & development	644,038	539,094	584,909	104,944	19.5%	(45,815)	(7.8)%
Amortization of intangible assets	383,561	375,407	397,464	8,154	2.2%	(22,057)	(5.5)%
Impairment of goodwill and intangible assets	3,400	55,000	2,200	(51,600)	(93.8)%	52,800	2,400.0%
Integration, acquisition, restructuring & other cost, net	41,922	98,357	158,137	(56,435)	(57.4)%	(59,780)	(37.8)%

Total	$1,739,974	$1,543,227	$1,596,900	$196,747	12.7%	$(53,673)	(3.4)%

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

2018 vs. 2017

The year-over-year increase in SG&A expenses primarily reflected the inclusion of incremental expenses associated with our acquisition of Ruckus Networks.

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

2018 vs. 2017

The increase year-over-year in R&D expense reflected the inclusion of incremental expenses associated with the expanded product portfolio with our acquisition of Ruckus Networks which was partially offset by lower costs resulting from workforce reductions.

2017 vs. 2016

The decrease year-over-year in R&D expense reflected the result of reduction in force following the Pace combination and the divestiture of certain product lines that occurred during 2016. The decrease was partially offset by an increase from the inclusion of expenses associated with the Ruckus Networks acquisition.

Amortization of Intangible Assets

Our intangible amortization expense relates to finite-lived intangible assets primarily acquired in business combinations. Intangibles amortization expense was $383.6 million in 2018, as compared with $375.4 and $397.5 million in 2017 and 2016, respectively. The year-over-year increase in 2018 was primarily due to the incremental amortization expense from acquired intangible assets associated with the Ruckus Networks acquisitions. The decrease in amortization expense in 2017 resulted from certain intangible assets becoming fully amortized, which was partially offset by an increase in amortization expense from acquired intangibles associated with the Ruckus Network acquisition.

Impairment of Goodwill and Intangible Assets

During 2018, we recorded partial impairment of goodwill of $3.4 million from our Cloud TV reporting unit, of which $1.2 million is attributable to the noncontrolling interest. This impairment was a result of the indirect effect of a change in accounting principle related to the adoption of new accounting standard Revenue from Contracts with Customers, resulting in changes in the composition and carrying amount of the net assets of our Cloud TV reporting unit.

During 2017, we recorded partial impairments of goodwill and indefinite-lived tradenames of $51.2 million and $3.8 million, respectively, acquired in our ActiveVideo acquisition and included as part of our Cloud TV reporting unit, of which $19.3 million is attributable to the noncontrolling interest.

During 2016, we wrote-off $2.2 million related to in-process research and development projects acquired in the Pace combination that were subsequently abandoned.

Integration, Acquisition, Restructuring and Other Costs, Net

During 2018, we recorded acquisition related expenses and integration expenses of $14.2 million. The expenses were related to the acquisition of Ruckus Networks and included integration related outside services and other fees. In addition, acquisition costs include banker fees related to the proposed CommScope transaction.

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

During 2018, 2017 and 2016, we recorded restructuring charges of $41.0 million, $20.9 million and $96.3 million, respectively. The charge in 2018 primarily related to a restructuring plan that affected 1,084 employees across the Company including those employees impacted by the sale of our factory in Taiwan. The charge in 2017 primarily related to employee severance and contractual obligation costs. The restructuring plan affected 195 positions across the Company and its reportable segments. The charges in 2016 primarily related to employee severance and contractual obligation costs. The restructuring plan affected 1,545 positions across the Company and its reportable segments.

During 2018, other costs include a ($13.3) million gain resulting from the sale of our manufacturing facility in Taiwan. Other costs of $8.6 million was recorded during 2016 of which $1.1 million was related to the loss resulting from the divestitures of certain product lines and $7.5 million was related to the loss on disposal of property, plant and equipment.

Direct Contribution

Beginning in 2018, certain costs previously recorded or classified as part of “Corporate and Unallocated Costs”, including bonus, equity compensation and certain other direct costs are now reported within each operating segment. Consequently, our segment information for the 2017 and 2016 periods has been restated to reflect such change.

The table below sets forth our direct contribution, which is defined as gross margin less direct operating expenses (in thousands, except percentages):

	Direct Contribution			Increase (Decrease) Between Periods
	For the Years Ended December 31,			2018 vs. 2017		2017 vs. 2016
	2018	2017	2016	$	%	$	%
Segment:
CPE	$270,510	$456,562	$647,117	$(186,052)	(40.8)%	$(190,555)	(29.4)%
N&C	848,938	724,598	595,866	124,340	17.2%	128,732	21.6%
Enterprise	64,667	1,388	—	63,279	4,559.0%	1,388	100.0%
Total	$1,184,115	$1,182,548	$1,242,983	$1,567	0.1%	$(60,435)	(4.9)%

Customer Premises Equipment Direct Contribution 2018 vs. 2017

During 2018, direct contribution in our CPE segment decreased by approximately 40.8% as compared to the same period in 2017. The direct contribution was negatively impacted by lower sales and product mix, as well as lower gross margin. Memory pricing and component costs continued to depress gross margins. We have implemented initiatives to mitigate the effects of these higher component costs with price adjustments and actions to lower operating costs. Our CPE reporting unit has approximately $1.4 billion of goodwill as of December 31, 2018. The estimated fair value of our CPE reporting unit is closely aligned with the ultimate amount of revenue and operating income that it achieves, and while we continue to believe that the CPE reporting unit fair value is in excess of its carrying value, a prolonged or continued erosion in the direct contribution in the CPE segment could result in an impairment of goodwill associated with this business.

Network & Cloud Direct Contribution 2018 vs. 2017

During 2018, direct contribution in our N&C segment increased by approximately 17.2% as compared to the same period in 2017. The increase was primarily attributable to higher sales and the mix of product, including the sale of more CMTS products.

Enterprise Networks Direct Contribution 2018 vs. 2017

During 2018, direct contribution in our Enterprise was approximately $64.7 million. This was primarily a result of the acquisition of Ruckus Networks in December 2017.

Customer Premises Equipment Direct Contribution 2017 vs. 2016

During 2017, direct contribution in our CPE segment decreased by approximately 29.4% as compared to the same period in 2016. The decline in direct contribution resulted from lower sales and product mix, as well as lower gross margin due primarily to memory pricing increases and price competition, which are expected to continue in the near-term. Year over year, memory component pricing increased by approximately $100 million.

Network & Cloud Direct Contribution 2017 vs. 2016

During 2017, direct contribution in our N&C segment increased by approximately 21.6% as compared to the same period in 2016. The increase was primarily attributable to the mix of product, including the sale of more software licenses and reductions in operating expenses.

Enterprise Networks Direct Contribution 2017 vs. 2016

During 2017, direct contribution in our Enterprise segment was approximately $1.4 million.

Corporate and Unallocated Costs

There are expenses that are not included in the measure of segment direct contribution and as such are reported as “Corporate and Unallocated Costs” and are included in the reconciliation to income (loss) before income taxes. The “Corporate and Unallocated Costs” category of expenses include corporate sales and marketing (excluding Enterprise segment) and home office general and administrative expenses. Marketing and Sales expenses related to the Enterprise segment are considered a direct operating expense for that segment and are not included in the “Corporate and Unallocated Costs.”

The composition of our corporate and unallocated costs that are reflected in the Consolidated Statements of Income were as follows (in thousands, except percentages):

	Direct Contribution			Increase (Decrease) Between Periods
	For the Years Ended December 31,			2018 vs. 2017		2017 vs. 2016
	2018	2017	2016	$	%	$	%
Cost of sales	$85,838	$56,952	$136,301	28,886	50.7%	(79,349)	(58.2)
Selling, general & administrative expense	385,273	374,933	348,589	10,340	2.8%	26,344	7.6
Research & development expenses	105,236	98,887	97,101	6,349	6.4%	1,786	1.8
Total	$576,347	$530,772	$581,991	45,575	8.6%	(51,219)	(8.8)%

During 2018, corporate and unallocated costs increased compared to 2017. Included in the cost of sales in 2018 is $17.0 million associated with the step-up in the underlying net book value of Ruckus Networks inventory acquired in the acquisition to fair market value as of the acquisition date. The increase also reflected the inclusion of incremental expense related to our acquisition of Ruckus Networks.

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

The table below sets forth the reconciliation of operating income (loss) to our adjusted direct contribution, along with other supplemental costs disclosures:

	For the year ended December 31, 2018
	CPE	N&C	Enterprise	Corporate & Unallocated	Total

Operating income (loss)	$50,766	$732,529	$(16,111)	$(588,299)	$178,885
Add:
Amortization of intangible assets	207,804	99,316	73,176	3,265	383,561
Impairment of goodwill and intangible assets	—	3,400	—	—	3,400
Integration, acquisition, restructuring, and other costs, net	11,940	13,693	7,602	8,687	41,922
Direct contribution	$270,510	$848,938	$64,667	$(576,347)	$607,768
Adjustments:
Allocated costs	(77,993)	(114,036)	(22,917)	214,946	—
Stock compensation expense	21,566	32,485	14,272	16,910	85,233
Depreciation expense	28,701	27,181	10,889	16,915	83,686
Adjusted direct contribution	$242,784	$794,568	$66,911	$(327,576)	$776,687

	For the year ended December 31, 2017
	CPE	N&C	Enterprise	Corporate & Unallocated	Total

Operating income (loss)	$196,185	$552,053	$(86,677)	$(538,549)	$123,012
Add:
Amortization of intangible assets	256,629	105,069	10,449	3,260	375,407
Impairment of goodwill and intangible assets	—	55,000	—	—	55,000
Integration, acquisition, restructuring, and other costs, net	3,748	12,475	77,617	4,517	98,357
Direct contribution	$456,562	$724,597	$1,389	$(530,772)	$651,776
Adjustments:
Allocated costs	(80,661)	(116,817)	(1,472)	198,950	—
Stock compensation expense	23,505	36,196	747	20,212	80,660
Depreciation expense	37,944	29,330	1,258	19,663	88,195
Adjusted direct contribution	$437,350	$673,306	$1,922	$(291,947)	$820,631

	For the year ended December 31, 2016
	CPE	N&C	Enterprise	Corporate & Unallocated	Total

Operating income (loss)	$278,799	$427,384	$—	$(595,466)	$110,717
Add:
Amortization of intangible assets	277,762	117,381	—	2,321	397,464
Impairment of goodwill and intangible assets	—	2,200	—	—	2,200
Integration, acquisition, restructuring, and other costs, net	90,556	48,901	—	11,154	150,611
Direct contribution	$647,117	$595,866	$—	$(581,991)	$660,992
Adjustments:
Allocated costs	(88,737)	(120,413)	—	209,150	—
Stock compensation expense	17,133	28,745	—	14,171	60,049
Depreciation expense	38,079	31,095	—	21,402	90,576
Adjusted direct contribution	$613,592	$535,293	$—	$(337,268)	$811,617

Other Expense

The table below provides detail regarding our other expense (in thousands):

	Other Expense (Income)			Increase (Decrease) Between Periods
	For the Years Ended December 31,			2018 vs. 2017		2017 vs. 2016
	2018	2017	2016	$	%	$	%
Interest expense	$95,086	$87,088	$79,817	$7,998	9.2%	$7,271	9.1%
Loss on investments	308	11,066	21,194	(10,758)	(97.2%)	(10,128)	(47.8%)
Loss (gain) on foreign currency	3,834	9,757	(13,982)	(5,923)	(60.7)%	23,739	(169.8)%
Interest income	(8,341)	(7,975)	(4,395)	(366)	(4.6)%	(3,580)	(81.5)%
Other expense (income), net	5,056	1,873	3,991	3,183	169.9%	(2,118)	(53.1)%
Total	$95,943	$101,809	$86,625	$(5,866)	(5.8)%	$15,184	17.5%

Interest Expense

Interest expense reflects the amortization of debt issuance costs (deferred finance fees and debt discounts) related to our term loans, and interest expense paid on the notes, term loans and other debt obligations.

Interest expense was $95.1 million in 2018, as compared with $87.1 million and $79.8 million in 2017 and 2016, respectively, reflecting the net impact of LIBOR increases after consideration from our interest rate derivatives.

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

Loss on Investments

We hold certain investments in equity securities of private and publicly-traded companies and investments in rabbi trusts associated with our deferred compensation plans, and certain investments in limited liability companies and partnerships that are accounted for using the equity method of accounting. Our equity portion in current earnings of such investments is included in the loss on investments.

During the years ended December 31, 2018, 2017 and 2016, we recorded net losses on investments related to these investments of $0.3 million, $11.1 million and $21.2 million, respectively, including impairment charges. The reduction in losses for the year ended December 31, 2018 as compared to same periods of the prior year reflect the wind-down of development activities for one of our investments, previously accounted for under the equity method.

The Company performed an evaluation of its investments and concluded that indicators of impairment existed for certain investments, and that their fair value had declined. This resulted in other-than-temporary impairment charges of $2.8 million and $12.3 million during the year ended December 31, 2017 and 2016, respectively. There was no other-than-temporary impairment charges resulting from our evaluation in 2018.

Loss (Gain) on Foreign Currency

During the years ended December 31, 2018, 2017 and 2016, we recorded net losses (gains) on foreign currency of $3.8 million, $9.8 million and $(14.0) million, respectively. We have U.S. dollar functional currency entities that bill certain international customers or have liabilities payable in their local currency. Additionally, certain intercompany transactions are denominated in foreign currencies and subject to re-measurement. To mitigate the volatility related to fluctuations in the foreign exchange rates, we have entered into various foreign currency contracts. The (gain) or loss on foreign currency is driven by the fluctuations in the foreign currency exchange rates.

Interest Income

Interest income reflects interest earned on cash, cash equivalents, and short-term and long-term marketable security investments. During the years ended December 31, 2018, 2017 and 2016, we recorded interest income of $8.3 million, $8.0 million and $4.4 million, respectively.

Other Expense (Income), net

Other expense (income), net for the years ended December 31, 2018, 2017 and 2016 were $5.1 million, $1.9 million and $4.0 million, respectively.

Income Tax Expense

Our annual provision for income taxes and determination of the deferred tax assets and liabilities requires management to assess uncertainties, make judgments regarding outcomes, and utilize estimates. To the extent the final outcome differs from initial assessments and estimates, future adjustments to our tax assets and liabilities will be necessary.

In 2018, we recorded $24.3 million of income tax benefit for U.K., U.S. federal and state taxes and other foreign taxes, which was (29.4)% of our pre-tax income of $82.9 million. The Company’s effective income tax rate for 2018 was favorably impacted by $29.2 million related to the generation of research and development credits primarily in the U.S., and $35.5 million of tax benefits from other foreign tax regimes, primarily Luxembourg and Hong Kong.

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017, a new alternative U.S. tax on certain Base Erosion Anti-Avoidance (BEAT) payments from a U.S. company to any foreign related party, a new U.S. tax on certain off-shore earnings referred to as Global Intangible Low-Taxed Income (GILTI), additional limitations on certain executive compensation and limitations on interest deductions. Refer to Note #19 Income Taxes for further discussion.

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

	Year 2018		Year 2017		Year 2016
	Amount	Per Diluted Share	Amount	Per Diluted Share	Amount	Per Diluted Share
Sales	$6,742,640		$6,614,392		$6,829,118
Highlighted items:
Reduction in revenue related to warrants	—		—		30,158
Acquisition accounting impacts of deferred revenue	13,101		1,120		—
Adjusted Sales	$6,755,741		$6,615,512		$6,859,276
Net income attributable to ARRIS International plc	113,740	0.62	92,027	0.49	18,100	0.09
Highlighted Items:
Impacting gross margin:
Stock-based compensation expense	14,299	0.08	13,947	0.07	9,397	0.05
Reduction in revenue related to warrants	—	—	—	—	30,159	0.16
Acquisition accounting impacts of deferred revenue	13,101	0.07	1,120	0.01	—	—
Acquisition accounting impacts of fair valuing inventory	16,971	0.09	8,468	0.04	51,405	0.27
Impacting operating expenses:
Integration, acquisition, restructuring and other costs, net	55,267	0.30	98,357	0.52	152,810	0.79
Impairment of goodwill and intangible assets	3,400	0.02	55,000	0.29	—	—
Amortization of intangible assets	383,560	2.11	375,407	1.98	397,464	2.07
Stock-based compensation expense	70,934	0.39	66,711	0.35	50,652	0.26
Gain on disposal of property, plant & equipment	(13,346)	(0.07)	—	—	—	—
Noncontrolling interest share of Non-GAAP adjustments	(4,922)	(0.03)	(22,352)	(0.12)	(3,145)	(0.02)
Impacting other (income)/expense:
Impairment (gain) on investments	—	—	929	—	12,297	0.06
Debt amendment fees	—	—	5,851	0.03	(237)	—
Credit facility — ticking fees	—	—	—	—	(9)	—
Pension settlement charge and curtailment	5,665	0.03	—	—	—	—
Foreign exchange contract losses related to Pace combination	—	—	—	—	1,610	0.01
Remeasurement of deferred taxes	(477)	—	9,360	0.05	(16,356)	(0.09)
Impacting income tax expense:
Foreign withholding tax	—	—	—	—	54,741	0.28
Income tax expense	(132,107)	(0.73)	(190,151)	(1.00)	(208,524)	(1.08)

Total highlighted items	412,345	2.27	422,647	2.22	532,264	2.77

Adjusted net income	526,085	2.89	514,674	2.71	550,364	2.86

Weighted average common shares — basic		180,147		187,133		190,701

Weighted average common shares — diluted		182,041		189,616		192,185

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

Integration, Acquisition, Restructuring and Other Costs, Net:    We have excluded the effect of acquisition, integration, and other expenses and the effect of restructuring expenses in calculating our non-GAAP operating expenses and net income measures. We incurred expenses in connection with the ActiveVideo, Motorola Home, Pace and Ruckus Networks acquisitions, which we generally would not otherwise incur in the periods presented as part of our continuing operations. Acquisition and integration expenses consist of transaction costs, costs for transitional employees, other acquired employee related costs, and integration related outside services. Restructuring expenses consist of employee severance, abandoned facilities, product line disposition and other exit costs. We believe it is useful to understand the effects of these items on our total operating expenses.

Impairment of Goodwill and Intangible Assets: We have excluded the effect of the estimated impairment of goodwill and intangible assets in calculating our non-GAAP operating expenses and net income measures. Although an impairment does not directly impact the Company’s current cash position, such expense represents the declining value of the business, technology and other intangible assets that were acquired. We exclude these impairments when significant and they are not reflective of ongoing business and operating results.

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

Gain on Disposal of Property, Plant & Equipment:    We have excluded the effect of a gain on the sale of our manufacturing facility and certain manufacturing fixed assets in Taiwan in calculating our non-GAAP financial measures. We believe it is useful to understand the effect of this item in our other expense (income).

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

Pension Settlement Charge and Curtailment:    We have excluded the effect of the deferred actuarial gains and losses remaining in Accumulated other comprehensive (loss) income related to the termination of our pension benefit plans in calculating our non-GAAP financial measures. We believe it is useful to understand the effect of this non-cash item in our other expense (income).

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

Financial Liquidity and Capital Resources

Overview

One of our key strategies is to ensure we have adequate liquidity and the financial flexibility to support our strategy, including acquisitions. The key metrics we focus on are summarized in the table below:

Liquidity & Capital Resources Data

	Year Ended December 31,
	2018	2017	2016
	(in thousands, except DSO and Turns)
Key Working Capital Items
Cash provided by operating activities	$649,002	$533,811	$363,180
Cash, cash equivalents, and short-term investments	$735,471	$511,447	$1,095,676
Long-term U.S corporate bonds	$—	$—	$10,998
Accounts Receivable, net	$1,225,975	$1,218,088	$1,359,430
-Days Sales Outstanding	66	63	61
Inventory, net	$740,205	$825,211	$551,541
- Turns	6.2	7.2	8.6
Key Financing Items
Term loans at face value	$2,073,900	$2,161,400	$2,229,563
Proceeds from issuance of debt	$—	$175,847	$800,000
Cash used for debt repayment	$87,500	$244,009	$319,750
Financing lease obligation	$60,537	$61,321	$58,010
Cash used for share repurchases	$353,079	$196,965	$178,035
Key Investing Items
Cash used for acquisitions, net of cash acquired	$1,152	$760,802	$340,118
Capital expenditures	$63,616	$78,072	$66,760

In managing our liquidity and capital structure, we remain focused on key goals, and we have and will continue in the future to implement actions to achieve them. They include:

•	Liquidity — ensure that we have sufficient cash resources or other short-term liquidity to manage day to day operations.

•	Growth — implement a plan to ensure that we have adequate capital resources, or access thereto, to fund internal growth and execute acquisitions.

•	Deleverage — reduce our debt obligations.

•	Share repurchases — use a portion of cash from operating activities to repurchase our ordinary shares subject to market conditions and other strategic considerations, such as acquisitions.

Accounts Receivable

We use the number of times per year that inventory turns over (based upon sales for the most recent period, or turns) to evaluate inventory management, and days sales outstanding, or DSOs, to evaluate accounts receivable management.

Accounts receivable at the end of 2018 increased as compared to the end of 2017, primarily due to the timing of purchases by customers. DSO increased in 2018 primarily reflecting a larger international mix.

Accounts receivable at the end of 2017 decreased as compared to the end of 2016, primarily due to the timing of purchases by customers in late 2016. DSO increased in 2017, primarily reflecting a larger international mix.

Inventory

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

Debt Repayments and Proceeds

In 2018, we repaid $87.5 million of our term debt which reflects mandatory repayments.

In 2017, we repaid $91.7 million of our term debt. With regards to our Term Loan facilities, we repaid $152.3 million in debt to exiting lenders and recorded proceeds from issuance of debt of $175.8 million.

In 2016, we repaid $79.5 million of our term debt as well as $240.2 million of debt assumed and settled in conjunction with the Pace combination in January 2016. In addition, we received proceeds upon the closing of the Pace combination for our Term Loan A-1 Facility of $800 million.

Financing Lease Obligation

In 2015, we sold our San Diego office complex consisting of land and buildings. We concurrently entered into a leaseback arrangement for two of the buildings (Building 1 and Building 2). Building 1 did not qualify for sale leaseback accounting due to continuing involvement that will exist for the 10-year lease term. Accordingly, the carrying amount of Building 1 continues to be depreciated over the ten-year lease period with the proceeds reflected as a financing obligation.

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

In 2016, our Board of Directors approved a $300 million share repurchase authorization replacing all prior programs. In early 2017, the Board authorized an additional $300 million for share repurchases. In March 2018, the Board authorized an additional $300 million for repurchases and an additional $375 million again in August 2018. Unless terminated earlier by a Board resolution, this new plan will expire when ARRIS has used all authorized funds for repurchase. The remaining authorized amount for share repurchases under this plan was $546.9 million as of December 31, 2018. However, U.K. law also generally prohibits a company from repurchasing its own shares through “off market purchases” without prior approval of shareholders because we are not traded on a recognized investment exchange in the U.K. This shareholder approval lasts for a maximum period of five years. Prior to and in connection with the Pace combination, we obtained approval to purchase our own shares. This authority to repurchase shares terminates in January 2021, unless otherwise reapproved by our shareholders.

During 2018, we repurchased 13.9 million ordinary shares for $353.1 million at an average stock price of $25.38. During 2017, we repurchased 7.5 million ordinary shares for $197.0 million at an average stock price of $26.12. During 2016, we repurchased 7.4 million of our ordinary shares for $178.0 million at an average stock price of $24.09.

Under the terms of the Acquisition Agreement, we have agreed not to purchase additional shares prior to the closing of the Acquisition without the consent of CommScope.

Summary of Current Liquidity Position and Potential for Future Capital Raising

We believe our current liquidity position, where we had approximately $735.5 million of cash, cash equivalents, short-term investments on hand as of December 31, 2018, together with approximately $498.5 million in availability under our Revolving Credit Facility, and the prospects for continued generation of cash from operations, are adequate for our short- and medium-term business needs. Our cash, cash-equivalents and short-term investments as of December 31, 2018 include approximately $405.4 million held by all non-U.S. subsidiaries. Of that amount, $56.6 million was held by non-U.S. subsidiaries legally owned by ARRIS U.S. entities. The Tax Act imposed a mandatory transition tax on previously accumulated earnings of those non-U.S. subsidiaries and a tax on a portion of their current earnings, therefore significantly reducing tax impacts on future remittances. We have recorded a deferred tax liability of $5.0 million for the additional tax that would be paid when the previously accumulated earnings are remitted.

We expect to be able to generate sufficient cash on a consolidated basis to make all of the principal and interest payments under our senior secured credit facilities. Should our available funds be insufficient to support these initiatives or our operations, it is possible that we will raise capital through private or public, share or debt offerings.

Senior Secured Credit Facilities

For information regarding our credit facilities, see Note 16 Indebtedness of Notes to the Consolidated Financial Statements.

Interest rates on borrowings under the senior secured credit facilities are set forth in the table below. As of December 31, 2018, we had $366.6 million, $1,171.9 million and $535.4 million principal amounts outstanding under the Term Loan A, Term Loan A-1 and Term Loan B-3 Facilities, respectively. No borrowings existed under the Revolving Credit Facility and there were letters of credit totaling $1.5 million issued under the Revolving Credit Facility.

	Rate	As of December 31, 2018
Term Loan A	LIBOR + 1.75%	4.27%
Term Loan A-1	LIBOR + 1.75%	4.27%
Term Loan B-3	LIBOR + 2.25%	4.77%
Revolving Credit Facility (1)	LIBOR + 1.75%	Not Applicable

(1)	Includes unused commitment fee of 0.30% and letter of credit fee of 1.75% not reflected in interest rate above.

The Credit Agreement contains usual and customary limitations on indebtedness, liens, restricted payments, acquisitions and asset sales in the form of affirmative, negative and financial covenants, which are customary for financings of this type, including the maintenance of a minimum interest coverage ratio and a maximum leverage ratio. As of December 31, 2018, we complied with all covenants under the Credit Agreement.

Commitments

Following is a summary of our contractual obligations as of December 31, 2018 (in thousands):

	Payments due by period
Contractual Obligations	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Credit facilities (1)	$87,500	$175,000	$1,303,187	$508,213	$2,073,900
Operating leases, net of sublease income (2)	43,486	74,139	54,279	37,991	209,895
Purchase obligations (3)	595,406	—	—	—	595,406
Total contractual obligations (4)	$726,392	$249,139	$1,357,466	$546,204	$2,879,201

(1)	Represents the face value of loans outstanding under our credit facility
(2)	Includes leases which are reflected in restructuring accruals on the Consolidated Balance Sheets.
(3)	Represents obligations under agreements with non-cancelable terms to purchase goods or services. The agreements are enforceable and legally binding, and specify terms, including quantities to be purchased and the timing of the purchase.
(4)	Approximately $119.0 million of net uncertain tax positions have been excluded from the contractual obligation table because we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Cash Flow

Below is a table setting forth the key line items of our Consolidated Statements of Cash Flows (in thousands):

	2018	2017	2016
Cash provided by (used in):
Operating activities	$649,002	$533,811	$363,180
Investing activities	43,571	(747,662)	(524,509)
Financing activities	(442,787)	(277,469)	290,652
Effect of exchange rate changes	(7,520)	(1,256)	(12,097)
Net increase (decrease) in cash and cash equivalents	$242,266	$(492,576)	$117,226

In the Consolidated Statements of Cash Flows, changes in operating assets and liabilities are presented excluding the effects of changes in foreign currency exchange rates and the effects of acquisitions. Accordingly, the amounts in the Consolidated Statements of Cash Flows differ from changes in the operating assets and liabilities that are presented in the Consolidated Balance Sheets.

Operating Activities:

Below are the key line items affecting cash from operating activities (in thousands):

	2018	2017	2016
Consolidated net income	$107,286	$66,124	$8,961
Adjustments to reconcile net income to cash provided by operating activities	488,196	567,586	441,592
Net income including adjustments	595,482	633,710	450,553
(Increase) decrease in accounts receivable	(22,138)	175,930	(258,677)
Decrease (increase) in inventory	81,815	(224,582)	282,644
Increase (decrease) in accounts payable and accrued liabilities	24,948	49,988	(178,086)
All other, net	(31,105)	(101,235)	66,746
Cash provided by operating activities	$649,002	$533,811	$363,180

2018 vs. 2017

Consolidated net income including adjustments, as per the table above, decreased $38.2 million during 2018 as compared to 2017. It should be noted that the net income reflected in 2018 includes: 1) turnaround effect of inventory step-up in fair market value of $17.0 million, and 2) inclusion of the acquisition of Ruckus Networks. These items were either not present or were insignificant in 2017.

Accounts receivable increased by $22.1 million during 2018. The increase was primarily a result of purchasing and payment patterns of our customers.

Inventory decreased by $81.8 million during 2018, reflecting the consumption of certain inventory built in late 2017 and timing of customer requirements. In 2018, there was a $17.0 million reduction related to turnaround effect of inventory markup in acquisition accounting.

Accounts payable and accrued liabilities increased by $24.9 million during 2018, reflecting timing of payments and accrued expenses.

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

Investing Activities:

Below are the key line items affecting investing activities (in thousands):

	2018	2017	2016
Purchases of investments	$(64,454)	$(68,493)	$(141,543)
Sales of investments	79,473	165,301	25,931
Proceeds from on equity investment	9,966	826	2,903
Purchases of property, plant and equipment	(63,616)	(78,072)	(66,760)
Proceeds for sale of property, plant and equipment	74,425	—	29
Purchase of intangible assets	(423)	(6,422)	(5,526)
Acquisitions, net of cash acquired	(1,152)	(760,802)	(340,118)
Other, net	9,352	—	575
Cash provided for (used in) investing activities	$43,571	$(747,662)	$(524,509)

Purchases and sales of investments — Represents purchases and sales of securities and other investments.

Proceeds from equity investment — Represents dividend proceeds received from return of our equity investments.

Purchases of property, plant and equipment — Represents capital expenditures which are mainly for test equipment, laboratory equipment, and computer and networking equipment and facilities.

Proceeds for sale of property, plant and equipment — Represents a cash proceeds for the sale of our manufacturing facility and equipment in Taiwan.

Purchase of intangible assets — Represent primarily the purchase of patents and technology licenses.

Acquisitions, net of cash acquired — Represents cash investments we have made in our various acquisitions. See Note 5 Business Acquisitions of Notes to the Consolidated Financial Statements for disclosures related to acquisitions.

Other, net — Represent proceeds from corporate-owned life insurance policy offset by a note receivable on a short-term borrowing facility in 2018, and cash proceeds received from sale of assets in 2016.

Financing Activities:

Below are the key items affecting our financing activities (in thousands):

	2018	2017	2016
Proceeds from issuance of shares, net	$20,186	$17,469	$12,885
Repurchase of shares	(353,079)	(196,965)	(178,035)
Excess tax benefits from stock-based compensation plans	—	—	20,085
Repurchase of shares to satisfy minimum tax withholdings	(23,781)	(26,573)	(17,925)
Proceeds from issuance of debt	—	175,847	800,000
Payment of debt obligations	(87,500)	(244,009)	(319,750)
Payment of financing lease obligation	(870)	(777)	(758)
Payment on accounts receivable financing facility	—	—	(23,546)
Payment of deferred financing fees and debt discount	—	(5,961)	(2,304)
Contribution from noncontrolling interest	2,257	3,500	—
Cash (used in) provided by financing activities	$(442,787)	$(277,469)	$290,652

Proceeds from issuance of shares, net — Represents cash proceeds related to the vesting of restricted share units, offset with expenses paid related to the issuance of shares.

Repurchase of shares — Represents the cash used to buy back the Company’s ordinary shares.

Excess tax benefits from stock-based compensation plans — Represents the cash that otherwise would have been paid for income taxes if increases in the value of equity instruments also had not been deductible in determining taxable income. Prospectively, all excess tax benefits from share-based payments will be reported as operating activities under new accounting standard Improvements to Share-Based Payment Accounting.

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

Payment of debt obligation — Represents the mandatory payment of the term loans under the senior secured credit facilities, payments to lenders exiting our credit facilities upon re-financing, as well as the repayment of debt assumed and settled in conjunction with the closing of the Pace combination in 2016.

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

Excess Income Taxes Benefit Related to Equity Compensation

During 2018, no U.S. federal tax benefits were obtained from excess tax deductions arising from equity-based compensation deductions, resulting from a shortfall for the 2018 lapses of restrictions on restricted stock awards. During 2017, approximately $2.6 million of U.S. federal tax benefits were obtained from tax deductions arising from equity-based compensation deductions, all of which resulted from 2017 lapses of restrictions on restricted stock awards. During 2016, approximately $2.5 million of U.S. federal tax benefits were obtained from tax deductions arising from equity-based compensation deductions, all of which resulted from 2016 lapses of restrictions on restricted stock awards.

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

Foreign Currency

A significant portion of our products are manufactured or assembled in Brazil, China and Mexico, and we have research and development centers outside the United States in Canada, China, France, India, Ireland, Israel, Singapore, Sweden, Taiwan and United Kingdom. Our sales into international markets have been and are expected in the future to be an important part of our business. These foreign operations are subject to the usual risks inherent in conducting business abroad, including risks with respect to currency exchange rates, economic and political destabilization, restrictive actions and taxation by foreign governments, nationalization, the laws and policies of the United States affecting trade, foreign investment and loans, and foreign tax laws.

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

We execute letters of credit and bank guarantees in favor of certain landlords, customers and vendors to guarantee performance on contracts. Certain financial instruments require cash collateral, and these amounts are reported in Other Current Assets and Other Assets on the Consolidated Balance Sheets. As of December 31, 2018 and 2017, we had approximately $1.5 million outstanding of restricted cash.

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

We hold non-marketable equity investments. See Note 7 Financial Instruments of Notes to the Consolidated Financial Statements for disclosures related to our investments.

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

Capital Expenditures

Capital expenditures are made at a level designed to support the strategic and operating needs of the business. ARRIS’s capital expenditures were $63.6 million in 2018 as compared to $78.1 million in 2017 and $66.8 million in 2016. We had no significant commitments for capital expenditures at December 31, 2018.

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

Net deferred tax assets of $128.6 million (net of valuation allowances of $90.1 million and deferred tax liabilities of $267.7 million) as of December 31, 2018 increased by $82.1 million as compared to the prior year. Significant components of the change in net deferred tax asset balances include: 1) decrease in the intangible deferred tax liability due to current year amortization; and 2) increase in the research and development credits deferred tax asset resulting from credits generated in the current year.

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

No minimum funding contributions are required in 2018 under our U.S. defined benefit. We made contribution of $1.8 million for the year ended December 31, 2018 to fully fund the plan termination. We made voluntary minimum funding contributions to our U.S. pension plan during 2017 and 2016. During 2017, $1.4 million was contributed. During 2016, in an effort to reduce future premiums and administrative fees as well as to increase our funded status in connection with our U.S. pension obligation, we made a voluntary funding contribution of $5.0 million.

In late 2017, we commenced the process of terminating our U.S. defined benefit pension plan. In December 2018, we received approvals and we proceeded with effecting termination.   We settled the plan obligations in the fourth quarter of 2018 and the plan's deferred actuarial losses of $9.2 million remaining in Accumulated other comprehensive (loss) income was recognized as expense.

For 2018 and 2017, the plan assets were comprised of approximately 100% of cash equivalents. For 2016, the plan assets were comprised of approximately 30% equity securities, 2% debt securities, and 68% cash equivalents. Liabilities or amounts in excess of these funding levels are accrued and reported in the Consolidated Balance Sheets. We established a rabbi trust to fund the pension obligations of the Executive Chairman under his Supplemental Executive Retirement Plan (“SERP”) including the benefit under our non-qualified defined benefit plan. In October 2018, the full SERP obligation was distributed to the Executive Chairman and no further obligation exists. In addition, we have established a rabbi trust for certain executive officers and certain senior management personnel to fund the pension liability to those officers under the non-qualified plan.

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

The weighted-average actuarial assumptions used to determine the benefit obligations for the three years presented are set forth below:

	2018	2017	2016
Assumed discount rate for plan participants	4.05%	3.45%	3.90%

The weighted-average actuarial assumptions used to determine the net periodic benefit costs are set forth below:

	2018	2017	2016
Assumed discount rate plan participants	3.50%	3.90%	4.15%
Rate of compensation increase	N/A	N/A	N/A
Expected long-term rate of return on plan assets	N/A	5.00%	6.00%

The expected long-term rate of return on assets is derived using the building block approach which includes assumptions for the long-term inflation rate, real return, and equity risk premiums.

ARRIS also provides a non-contributory defined benefit plan which cover employees in Taiwan. Any other benefit plans outside of the U.S. are not material to ARRIS either individually or in the aggregate.

Key assumptions used in the valuation of the Taiwan Plan are as follows:

	2018	2017	2016
Assumed discount rate for obligations	0.90%	1.10%	1.30%
Assumed discount rate for expense	1.10%	1.30%	1.70%
Rate of compensation increase for indirect labor	4.00%	4.00%	4.00%
Rate of compensation increase for direct labor	2.00%	2.00%	2.00%
Expected long-term rate of return on plan assets (1)	1.30%	1.40%	1.60%

(1)	Asset allocation is 100% in money market investments

We made funding contributions of $1.8 million related to our non-U.S. pension plan in 2018. ARRIS estimates it will make funding contributions of $4.2 million in 2019. As a result of restructuring activities in conjunction with the sale of our Taiwan manufacturing facility, we recorded a partial curtailment of the plan and recognized a deferred actuarial gain of $3.5 million as income from Accumulated other comprehensive (loss) income.

Other Benefit Plans

ARRIS has established defined contribution plans pursuant to the Internal Revenue Code Section 401(k) that cover all eligible U.S. employees. We contribute to these plans based upon the dollar amount of each participant’s contribution. We made matching contributions to these plans of approximately $22.8 million, $16.5 million, and $16.4 million in 2018, 2017 and 2016, respectively.

We have a deferred compensation plan that does not qualify under Section 401(k) of the Internal Revenue Code and is available to our key executives and certain other employees. Employee compensation deferrals and matching contributions are held in a rabbi trust. The total of net employee deferrals and matching contributions, which is reflected in other long-term liabilities, were $5.4 million and $5.7 million at December 31, 2018 and 2017, respectively. Total expenses included in continuing operations for the matching contributions were approximately $0.1 million and $0.3 million in 2018 and 2017, respectively.

We previously offered a deferred compensation arrangement that allowed certain employees to defer a portion of their earnings and defer the related income taxes. As of December 31, 2004, the plan was frozen and no further contributions are allowed. The deferred earnings are invested in a rabbi trust. The total of net employee deferral and matching contributions, which was reflected in other long-term liabilities, was $2.0 million and $3.1 million at December 31, 2018 and 2017, respectively.

We also have a deferred retirement salary plan, which was limited to certain current or former officers of a business acquired in 2007. The present value of the estimated future retirement benefit payments is being accrued over the estimated service period from the date of signed agreements with the employees. The accrued balance of this plan, the majority of which is included in other long-term liabilities, was $1.9 million and $1.5 million at December 31, 2018 and 2017, respectively. Total expense included in continuing operations for the deferred retirement salary plan were approximately $0.4 million and $0.2 million for 2018 and 2017, respectively.

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

On January 1, 2018, we adopted the new accounting standard Revenue from Contracts with Customers using the modified retrospective transition method. We have elected to apply the new standard to contracts that were considered “open” as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under the new accounting standard, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under previous guidance.

ARRIS generates revenue from varying activities, including the delivery of stand-alone equipment, custom design and installation services, and bundled sales arrangements inclusive of equipment, software and services. Revenue is recognized when performance obligations in a contract are satisfied through the transfer of control of the good or service at the amount of consideration expected to be received. The following are required before revenue is recognized:

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

Equipment – For the N&C and CPE segments, we provide customers with equipment that can be placed within various stages of a broadband system that enable delivery of telephony, video and high-speed data as well as outside plant construction and maintenance equipment. For the Enterprise segment, equipment sales include products for wireless and wired connections to data networks. For equipment sales, revenue is recognized when control of the product has transferred to the customer. This is generally at a point in time when products have been shipped, right to payment has normally been obtained, and risk of loss has been transferred. Additionally, based on historical experience, we have established reliable estimates related to sales returns and other allowances for discounts. These estimates are recorded as a reduction to revenue at the time the revenue is recognized.

Our equipment performance obligations typically include proprietary operating system software, which isn’t considered separately identifiable. Therefore, our equipment and their related software are considered one performance obligation.

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

To determine the standalone selling price (“SSP”), we first look to establish SSP through an observable price when the good or service is sold separately in similar circumstances. If SSP cannot be established through an observable price, we will estimate the SSP considering market conditions, customer specific factors, and customer class. We typically use a combination of approaches to estimate SSP.

Software Sold Without Tangible Equipment – We sell functional intellectual property (“IP”) licenses that typically do not meet the criteria to be recognized over time. Revenue from a functional IP license is most commonly recognized upon delivery of the license/software to the customer.

Standalone Services – Standalone service revenues result from a variety of offerings including:

•	Maintenance and support services provided under annual service-level agreements with our customers. These services represent stand-ready obligations that are recognized over time (on a straight-line basis over the contract period) because the customer simultaneously receives and consumes the benefits of the services as the services are performed.

•	Professional services and other similar services consist primarily of “Day 2” services to help customers maximize their utilization of deployed ARRIS systems. The services are recognized over time because the customer simultaneously receives and consumes the benefits of the service as the services are performed.

•	Installation services relate to the routine installation of equipment ordered by the customer at the customer’s site and are distinct performance obligations from delivery of the related hardware. The associated revenues are recognized over time as the services are provided, which is generally a very short period (less than a couple of days).

Incentives – Customer incentive programs that include consideration, primarily rebates/credits to be used against future product purchases and certain volume discounts, are classified as variable consideration and reduce the overall transaction price.

Value Added Resellers (VAR), Distribution Channels and Retail – We recognize revenue upon transfer of control of the goods or services to the VAR, Distributors and Retail customers. Sales through retail and distribution channels are made primarily under agreements or commitments allowing for limited rights of return, primarily for stock rotation purposes, and include various sales incentive programs, such as rebates, discounts, marketing development funds, price protection, and volume incentives.

Enterprise sales distributors are granted rights of stock rotation that are limited to contractually specified percentage of the distributors aggregate purchase volume.  These stock rotation rights are subject to expiration 270 days from the time of product shipment by us to the distributor.  Upon shipment of the product, we reduce revenue for an estimate of potential future stock rotation returns related to the current period product revenue. We analyze historical returns, channel inventory levels, current economic trends and changes in customer demand for our products when evaluating the adequacy of the allowance for sales returns, namely stock rotation returns.

Regarding the various sales incentive programs, we can reasonably estimate our rebates, discounts and similar incentives due to an established sales history with our customers and records the estimated reserves and allowances at the time the related revenue is recognized. We recognize marketing development funds at the later of when the related revenue is recognized, or the program is offered to the channel partner. Our sales incentives to our channel partners are recorded as a reduction to revenue.

Our estimated allowances for returns due to stock rotation and various sales incentive programs can vary from actual results that could materially impact our financial position and results of operations. Based on the relevant facts and circumstances, we believe the methodologies applied to calculate these reserves fairly represents our expected results at the point in time in which they are made.

b)	Goodwill and Intangible Assets

The following table presents the carrying amounts of intangible assets included in our Consolidated Balance Sheets (in thousands):

December 31, 2018	Carrying Amount	Percentage of Total Assets
Goodwill	$2,240,642	31%
Indefinite-lived intangible assets	55,400	1%
Definite-lived intangible assets, net	1,348,259	18%
Total	$3,644,301	50%

Goodwill

Goodwill represents a residual value as of the acquisition date, which in most cases results in measuring goodwill as an excess of the purchase consideration transferred plus the fair value of any noncontrolling interest in the acquired company over the fair value of net assets acquired, including contingent consideration.

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

Our discounted cash flow analysis includes projected cash flows over a ten-year period. These forecasted cash flows take into consideration management’s outlook for the future and were compared to historical performance to assess reasonableness. A discount rate was applied to the forecasted cash flows. The discount rate considered market and industry data, as well as the specific risk profile of the reporting unit. A terminal value was calculated, which estimates the value of annual cash flow to be received after the discrete forecast periods. The terminal value was based upon an exit value of annual cash flow after the discrete forecast period in year ten.

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

Goodwill Impairment and Analysis

In the first quarter of 2018, we recorded a partial impairment of goodwill of $3.4 million related to our Cloud TV reporting unit associated with our ActiveVideo acquisition, of which $1.2 million is attributable to the noncontrolling interest. This impairment was a result of the indirect effect of a change in accounting principle related to the adoption of new accounting standard Revenue from Contracts with Customers, resulting in changes in the composition and carrying amount of the net assets of our Cloud TV reporting unit. The partial impairment was included in impairment of goodwill on the Consolidated Statements of Income.

There was no impairment of goodwill resulting from our annual impairment testing in 2018. In the analysis performed, there was a relatively small amount of excess fair value for certain reporting units. Specifically, the fair value of our CPE and Cloud TV reporting units exceeded carrying value by less than 10%. Considering the relatively low headroom, there is a risk for impairment in the event of decline in general economic, market or business conditions or any significant unfavorable changes in the forecasted cash flows, weighted-average cost of capital and/or market transaction multiples. If current long-term projections for our CPE and Cloud TV reporting units are not realized or materially decrease, we may be required to write-off all or a portion of the remaining goodwill and associated intangible assets.

The following table sets forth information regarding our CPE and Cloud TV reporting units as of October 1, 2018, including key assumptions (dollars in thousands):

	Key assumptions		Fair value exceeds carrying amounts as of October 1, 2018	Goodwill as of October 1, 2018
	Discount rate	Terminal growth rate	Percentage	Amount	Percent of total assets
CPE	11%	—	4.3%	$1,379,339	18.8%
Cloud TV	12%	—	3.0%	$26,499	0.4%

During 2018, our CPE gross margins declined due to higher memory and MLCC component costs. Our projected cash flows reflect assumptions regarding modest improvement in the margin profile resulting from easing of the memory and MLCC pricing pressures; and/or offsetting pricing increases over the next several years. Although management’s assumptions are believed to be reasonable, there can be no assurance lower memory/MLCC pricing and/or pricing increases, given the competitive landscape for some of our products, particularly in the CPE segment, will occur and could make it difficult to return to historical operating margin levels. Relatively small changes in certain key assumptions could result in this reporting unit failing Step 1 of the goodwill impairment test.

Using the income approach, and holding other assumptions constant, the following table provides sensitivity analysis related to the impact of key assumptions on a standalone basis, on the resulting percentage change in fair values of our CPE and Cloud TV reporting units and corresponding percentage coverage under each scenario, as of October 1, 2018.

	Assuming hypothetical 10% reduction in cashflow	Assuming hypothetical 1% increase in discount rate	Assuming hypothetical 10% reduction in cashflow and 1% increase in discount rate
Percent (reduction) in fair value
CPE	(17)%	(5)%	(22)%
Cloud TV	(12)%	(2)%	(14)%
Percent by which fair value is higher (lower) than carrying amount
CPE	(14)%	(1)%	(19)%
Cloud TV	(5)%	6%	(7)%

In 2017, we determined the carrying amount of our Cloud TV reporting unit associated with our ActiveVideo acquisition exceeded its fair value, and as such have recorded a partial goodwill impairment of $51.2 million as of December 31, 2017, of which $17.9 million is attributable to the noncontrolling interest. The fair value of the reporting unit was impacted during the fourth quarter, by changes in management’s expectations regarding the timing of attainment and growth for new customers, in correlation to the expense profile of the business. These changes resulted in a lower assessment of the future cash flows for the business. The impairment is included in impairment of goodwill and intangible assets on the Consolidated Statements of Income.

There was no impairment of goodwill resulting from our annual impairment testing in 2016.

Purchased Intangible Assets:

Purchased intangible assets with finite lives are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets. Useful lives of identifiable intangible assets are determined after considering the specific facts and circumstances related to each intangible asset. Intangible assets that are deemed to have definite lives are amortized, primarily on a straight-line basis, over their useful lives, generally ranging from 1 to 13 years. Certain intangible assets are being amortized using an accelerated method, as an accelerated method best approximates the distribution of cash flows generated by the intangible assets. See “Long-Lived Assets” for our policy regarding impairment testing of purchased intangible assets with finite lives.

Purchased intangible assets with indefinite lives are assessed for potential impairment annually or when events or circumstances indicate that their carrying amounts might be impaired. We use a variety of methodologies in conducting impairment assessments of indefinite-lived intangible assets, including, but not limited to, discounted cash flow models, which are based on the assumptions we believe hypothetical marketplace participants would use. For indefinite-lived intangible assets, other than goodwill, if the carrying amount exceeds the fair value, an impairment charge is recognized in an amount equal to that excess. Acquired in-process research and development assets are initially recognized and measured at fair value and classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. Accordingly, during the development period after acquisition, this asset is not amortized as charges to earnings. Completion of the associated research and development efforts would cause the indefinite-lived in-process research and development assets to become a definite-lived asset. As such, prior to commencing amortization the assets are tested for impairment.

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

There were no impairment charges related to indefinite-lived intangible assets in 2018.

In 2017, we recorded a $3.8 million partial impairment related to indefinite-lived tradenames acquired in our ActiveVideo acquisition and included as part of our Cloud TV reporting unit, of which $1.3 million is attributable the noncontrolling interest. The impairment reflects changes resulting from the future projected cash flows of the business. The impairment is included in impairment of goodwill and intangible assets on the Consolidated Statements of Income.

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

Long-Lived Assets

Long-lived assets, including property, plant and equipment and intangible assets with finite lives, that are held and used by us are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability of long-lived assets is based on an estimate of the undiscounted future cash flows resulting from the use of the asset and its eventual disposition. To test for recovery, the Company groups assets (an “asset group”) in a manner that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the expected future cash flows (undiscounted and pre-tax based upon policy decision) is less than the carrying amount, the Company recognizes an impairment loss. The impairment loss recognized is the amount by which the carrying amount of the asset or asset group exceeds the fair value. A variety of methodologies are used to determine the fair value of these assets, including discounted cash flow models, which are consistent with the assumptions the Company believes hypothetical marketplace participants would use. Measurement of an impairment loss for long-lived assets that management expects to hold, and use is based on the difference between the fair value of the asset and its carrying value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Other than certain assets abandoned or disposed of as part of restructuring actions, we did not identify any other impairments of definite-lived intangible assets or other long-lived assets in 2018, 2017 and 2016.

c)	Accounts Receivable and Allowance for Doubtful Accounts and Sales Returns

Accounts receivable are stated at amounts owed by the customers, net of allowance for doubtful accounts, sales returns and allowances. We establish a reserve for doubtful accounts based upon our historical experience and leading market indicators in collecting accounts receivable. A majority of our accounts receivable are from a few large cable system operators and telecommunication companies, either with investment rated debt outstanding or with substantial financial resources and have favorable payment histories. If we were to have a collection problem with one of our major customers, it is possible the reserve will not be sufficient. We calculate our reserve for uncollectible accounts using a model that considers customer payment history, recent customer press releases, bankruptcy filings, if any, Dun & Bradstreet reports, and financial statement reviews. Our calculation is reviewed by management to assess whether there needs to be an adjustment to the reserve for uncollectible accounts. The reserve is established through a charge to the provision and represents amounts of current and past due customer receivable balances of which management deems a loss to be both probable and estimable. Accounts receivable are charged to the allowance when determined to be no longer collectible.

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

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (“the Act”) was enacted into law. The new legislation contains several key tax provisions that affected us, specifically for the year ended December 31, 2017, including a one-time mandatory transition tax on accumulated foreign earnings and a remeasurement of certain deferred tax assets and liabilities to reflect the reduced corporate income tax rate of 21% effective January 1, 2018. The accounting for the tax effects of the Act has been completed as of December 31, 2018.

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

A significant portion of our products are manufactured or assembled in Brazil, China and Mexico, and we have research and development centers outside the United States in Canada, China, France, India, Ireland, Israel, Singapore, Sweden, Taiwan and United Kingdom. Our sales into international markets have been and are expected in the future to be an important part of our business. These foreign operations are subject to the usual risks inherent in conducting business abroad, including risks with respect to currency exchange rates, economic and political destabilization, restrictive actions and taxation by foreign governments, nationalization, the laws and policies of the U.S. affecting trade, foreign investment and loans, and foreign tax laws.

We have certain international customers who are billed in their local currency, and we have certain predictable expenditures for international operations in local currency. Additionally, certain intercompany transactions are denominated in foreign currencies and subject to revaluation. Changes in the monetary exchange rates may adversely affect our results of operations and financial condition. To manage the volatility relating to these typical business exposures, we use a hedging strategy and may enter into various derivative transactions, when appropriate. We do not hold or issue derivative instruments for trading or other speculative purposes. The euro is the predominant currency of the customers who are billed in their local currency. Additionally, we face certain other working capital exposures related to both the euro and the British pound, and we are also subject to the revaluation of one of our long-term pension obligations denominated in the New Taiwan dollar. Taking into account the effects of foreign currency fluctuations of the euro, the British pound, the New Taiwan dollar, the Brazilian real, the South African rand, the Australian dollar and the Canadian dollar versus the U.S. dollar, a hypothetical 10% appreciation or depreciation in the value of the U.S. dollar against these foreign currencies from the prevailing market rates would result in a corresponding decrease or increase, respectively, of $18.8 million in the underlying exposures as of December 31, 2018.

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

(a) Evaluation of Disclosure Controls and Procedures. Management, with the participation and supervision of our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report (the “Evaluation Date”). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective as contemplated by the Act.

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

Under management’s supervision, an evaluation of the design and effectiveness of ARRIS International plc’s internal control over financial reporting was conducted based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based on this evaluation, management concluded that ARRIS International plc’s internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of ARRIS International plc’s internal control over financial reporting as of December 31, 2018 has been audited by Ernst & Young LLP, an independent registered public accounting firm retained as auditors of ARRIS International plc’s financial statement, as stated in their report which is included herein.

/s/ BRUCE MCCLELLAND
Bruce W. McClelland
Chief Executive Officer

/s/ DAVID B. POTTS
David B. Potts
Executive Vice President, Chief Financial Officer and Chief Accounting Officer

March 1, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of ARRIS International plc

Opinion on Internal Control over Financial Reporting

We have audited ARRIS International plc’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, ARRIS International plc (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2018, and the related notes and our report dated March 1, 2019 expressed an unqualified opinion thereon.

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

Atlanta, Georgia	/s/ Ernst & Young LLP
March 1, 2019

67

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of ARRIS International plc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ARRIS International plc as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2019 expressed an unqualified opinion thereon.

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

Atlanta, Georgia

March 1, 2019

ARRIS INTERNATIONAL PLC

CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
	(in thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$729,933	$487,573
Short-term investments, at fair value	5,538	23,874
Total cash, cash equivalents and short-term investments	735,471	511,447
Accounts receivable (net of allowances for doubtful accounts of $7,442 in 2018 and $10,230 in 2017)	1,225,975	1,218,089
Other receivables	222,368	157,845
Inventories (net of reserves of $63,581 in 2018 and $69,459 in 2017)	740,205	825,211
Prepaid income taxes	17,391	28,351
Prepaids	26,978	26,644
Other current assets	144,251	145,953
Total current assets	3,112,639	2,913,540
Property, plant and equipment (net of accumulated depreciation of $391,177 in 2018 and $367,954 in 2017)	287,671	372,467
Goodwill	2,240,642	2,278,512
Intangible assets (net of accumulated amortization of $1,988,963 in 2018 and $1,599,573 in 2017)	1,403,659	1,771,362
Investments	45,295	71,082
Deferred income taxes	175,405	115,436
Other assets	62,558	101,858
Total assets	$7,327,869	$7,624,257

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,288,827	$1,206,656
Accrued compensation, benefits and related taxes	141,565	155,966
Accrued warranty	36,988	44,507
Deferred revenue	111,254	115,224
Current portion of long-term debt and financing lease obligation	83,862	83,559
Income taxes payable	2,964	6,244
Other accrued liabilities	302,307	321,113
Total current liabilities	1,967,767	1,933,269
Long-term debt and financing lease obligation, net of current portion	2,032,382	2,116,244
Accrued pension	25,303	42,637
Noncurrent deferred revenue	58,744	54,090
Noncurrent income taxes	119,047	144,665
Deferred income taxes	46,784	68,888
Other noncurrent liabilities	71,994	80,430
Total liabilities	4,322,021	4,440,223

Stockholders’ equity:
Ordinary shares, nominal value £0.01 per share, 174.0 million and 185.2 million shares issued and outstanding in 2018 and 2017, respectively	2,623	2,768
Capital in excess of par value	3,468,728	3,387,128
Accumulated deficit	(466,165)	(225,881)
Accumulated other comprehensive (loss) income	(13,345)	4,552
Total ARRIS International plc stockholders’ equity	2,991,841	3,168,567
Stockholders’ equity attributable to noncontrolling interest	14,007	15,467
Total stockholders’ equity	3,005,848	3,184,034
Total liabilities and stockholders’ equity	$7,327,869	$7,624,257

See accompanying notes to the consolidated financial statements.

ARRIS INTERNATIONAL PLC

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2018	2017	2016
	(in thousands, except per share data)
Net sales	$6,742,640	$6,614,392	$6,829,118
Cost of sales	4,823,781	4,948,153	5,121,501
Gross margin	1,918,859	1,666,239	1,707,617
Operating expenses:
Selling, general, and administrative expenses	667,053	475,369	454,190
Research and development expenses	644,038	539,094	584,909
Amortization of intangible assets	383,561	375,407	397,464
Impairment of goodwill and intangible assets	3,400	55,000	2,200
Integration, acquisition, restructuring and other costs, net	41,922	98,357	158,137
Total operating expenses	1,739,974	1,543,227	1,596,900
Operating income	178,885	123,012	110,717
Other expense (income):
Interest expense	95,086	87,088	79,817
Loss on investments	308	11,066	21,194
Loss (gain) on foreign currency	3,834	9,757	(13,982)
Interest income	(8,341)	(7,975)	(4,395)
Other (income) expense, net	5,056	1,873	3,991
Income before income taxes	82,942	21,203	24,092
Income tax (benefit) expense	(24,344)	(44,921)	15,131
Consolidated net income	107,286	66,124	8,961
Net loss attributable to noncontrolling interest	(6,454)	(25,903)	(9,139)
Net income attributable to ARRIS International plc.	$113,740	$92,027	$18,100
Net income per ordinary share (1):
Basic	$0.63	$0.49	$0.09
Diluted	$0.62	$0.49	$0.09
Weighted average ordinary shares:
Basic	180,147	187,133	190,701
Diluted	182,041	189,616	192,185

(1)	Calculated based on net income attributable to shareowners of ARRIS International plc.

See accompanying notes to the consolidated financial statements.

ARRIS INTERNATIONAL PLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2018	2017	2016
	(in thousands)
Consolidated net income	$107,286	$66,124	$8,961
Available-for-sale securities:
Unrealized gain (loss) on available-for-sale securities, net of tax of $0, $(288) and $6 in 2018, 2017 and 2016, respectively	—	471	(11)
Reclassification adjustments recognized in net income, net of tax of $(2), $(33) and $(9) in 2018, 2017 and 2016, respectively	6	54	15
Net change in available-for-sale	6	525	4
Derivative instruments:
Unrealized gain on derivative instruments, net of tax of $(30), $(1,797) and $(472) in 2018, 2017 and 2016, respectively	1,091	3,790	1,631
Reclassification adjustments recognized in net income, net of tax of $77, $(535) and $(1,691) in 2018, 2017 and 2016, respectively	(2,774)	1,128	5,821
Net change in derivative instruments	(1,683)	4,918	7,452
Pension obligations:
Unrealized gain (loss) on pension obligations, net of tax of $(825), $1,391 and $1,425 in 2018, 2017 and 2016, respectively	2,338	(2,487)	(2,934)
Reclassification adjustments recognized in net income, net of tax of $(2,209), $(170) and $(155) in 2018, 2017 and 2016, respectively	6,263	304	319
Net change in pension obligations	8,601	(2,183)	(2,615)
Cumulative translation adjustments	(24,110)	(2,050)	11,096
Other comprehensive (loss) income, net of tax	(17,186)	1,210	15,937
Comprehensive income	90,100	67,334	24,898
Comprehensive loss attributable to noncontrolling interest	(6,411)	(25,954)	(9,127)
Comprehensive income attributable to ARRIS International plc	$96,511	$93,288	$34,025

See accompanying notes to the consolidated financial statements.

ARRIS INTERNATIONAL PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Operating activities:
Consolidated net income	$107,286	$66,124	$8,961
Depreciation	83,686	88,195	90,577
Amortization of acquired intangible assets	391,074	382,416	404,475
Amortization of deferred financing fees and debt discount	4,811	7,960	7,705
Deferred income taxes	(68,812)	(74,465)	(148,418)
Foreign currency remeasurement of deferred taxes	(477)	9,360	(16,356)
Stock-based compensation expense	85,233	81,557	60,049
Impairment of goodwill and intangible assets	3,400	55,000	2,200
Provision for non-cash warrants	—	—	30,159
Provision (recovery) for doubtful accounts	(462)	(566)	1,386
(Gain) loss on disposal of property, plant & equipment and other	(10,774)	7,063	8,706
Loss on investments and other	517	11,066	21,194
Excess income tax benefits from stock-based compensation plans	—	—	(20,085)
Changes in operating assets and liabilities, net of effect of acquisitions and dispositions:
Accounts receivable	(22,138)	175,930	(258,677)
Other receivables	(64,523)	(84,652)	(31,517)
Inventories	81,815	(224,582)	282,644
Accounts payable and accrued liabilities	24,948	49,988	(178,086)
Prepaids and other, net	33,418	(16,583)	98,263
Net cash provided by operating activities	649,002	533,811	363,180
Investing activities:
Purchases of investments	(64,454)	(68,493)	(141,543)
Sales of investments	79,473	165,301	25,931
Proceeds from dividends on equity investments	9,966	826	2,903
Purchases of property, plant and equipment	(63,616)	(78,072)	(66,760)
Proceeds from sale of property, plant and equipment	74,425	—	29
Purchases of intangible assets	(423)	(6,422)	(5,526)
Acquisition, net of cash acquired	(1,152)	(760,802)	(340,118)
Other, net	9,352	—	575
Net cash provided by (used in) investing activities	43,571	(747,662)	(524,509)

See accompanying notes to the consolidated financial statements.

ARRIS INTERNATIONAL PLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Financing activities:
Proceeds from issuance of shares, net	$20,186	$17,469	$12,885
Repurchase of shares	(353,079)	(196,965)	(178,035)
Excess income tax benefits from stock-based compensation plans	—	—	20,085
Repurchase of shares to satisfy employee minimum tax withholdings	(23,781)	(26,573)	(17,925)
Proceeds from issuance of debt	—	175,847	800,000
Payment of debt obligations	(87,500)	(244,009)	(319,750)
Payment of financing lease obligation	(870)	(777)	(758)
Payment for account receivable financing facility	—	—	(23,546)
Payment for deferred financing fees and debt discount	—	(5,961)	(2,304)
Contribution from noncontrolling interest	2,257	3,500	—

Net cash (used in) provided by financing activities	(442,787)	(277,469)	290,652
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(7,520)	(1,256)	(12,097)
Net (decrease) increase in cash, cash equivalents and restricted cash	242,266	(492,576)	117,226
Cash, cash equivalents and restricted cash at beginning of year	489,116	981,692	864,466

Cash, cash equivalents and restricted cash at end of year	$731,382	$489,116	$981,692

Supplemental cash flow information:
Interest paid during the year	$90,140	$80,791	$71,127

Income taxes paid during the year	$34,325	$34,053	$111,524

Non-cash investing and financing activities: debt assumed in acquisition	$—	$—	$263,795

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

	December 31, 2018	December 31, 2017	December 31, 2016

Cash and cash equivalents	$729,933	$487,573	$980,123
Restricted cash included in other current assets	776	23	149
Restricted cash included in other assets	673	1,520	1,420
Total	$731,382	$489,116	$981,692

See accompanying notes to the consolidated financial statements.

ARRIS INTERNATIONAL PLC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock	Ordinary Shares	Capital in Excess of Par Value	Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total ARRIS International plc stockholders’ equity	Non- controlling Interest	Total stockholders’ equity
Balance, January 1, 2016	$1,790	$—	$1,777,276	$(331,329)	$358,823	$(12,646)	$1,793,914	$47,047	$1,840,961
Net income (loss)	—	—	—	—	18,100	—	18,100	(9,139)	8,961
Other comprehensive income (loss), net of tax	—	—	—	—	—	15,937	15,937	13	15,950
Compensation under stock award plans	—	—	60,049	—	—	—	60,049	—	60,049
Effect of combination on ARRIS Group	(1,439)	2,173	(734)	—	—	—	—	—	—
Cancellation of treasury stock	(351)	—	—	331,329	(330,978)	—	—	—	—
Issuance of ordinary shares for Pace combination	—	703	1,433,987	—	—	—	1,434,690	—	1,434,690
Issuance of ordinary shares and other, net	—	32	(2,242)	—	—	—	(2,210)	—	(2,210)
Provision for warrants	—	—	30,159	—	—	—	30,159	—	30,159
Repurchase of ordinary shares, net	—	(77)	—	—	(177,958)	—	(178,035)	—	(178,035)
Income tax benefit related to vesting of restricted share units	—	—	18,929	—	—	—	18,929	—	18,929
Other	—	—	(2,717)	—	—	—	(2,717)	—	(2,717)

Balance, December 31, 2016	$—	$2,831	$3,314,707	$—	$(132,013)	$3,291	$3,188,816	$37,921	$3,226,737
Net income (loss)	—	—	—	—	92,027	—	92,027	(25,903)	66,124
Other comprehensive income, net of tax	—	—	—	—	—	1,261	1,261	(51)	1,210
Compensation under stock award plans	—	—	81,557	—	—	—	81,557	—	81,557
Contribution from noncontrolling interest	—	—	—	—	—	—	—	3,500	3,500
Issuance of ordinary shares and other, net	—	33	(9,136)	—	—	—	(9,103)	—	(9,103)
Repurchase of ordinary shares, net	—	(96)	—	—	(196,869)	—	(196,965)	—	(196,965)
Cumulative effect adjustment to opening balance (1)	—	—	—	—	10,974	—	10,974	—	10,974

Balance, December 31, 2017	$—	$2,768	$3,387,128	$—	$(225,881)	$4,552	$3,168,567	$15,467	$3,184,034
Net income (loss)	—	—	—	—	113,740	—	113,740	(6,454)	107,286
Other comprehensive income, net of tax	—	—	—	—	—	(17,229)	(17,229)	43	(17,186)
Compensation under stock award plans	—	—	85,233	—	—	—	85,233	—	85,233
Contribution from noncontrolling interest	—	—	—	—	—	—	—	2,257	2,257
Issuance of ordinary shares and other, net	—	38	(3,633)	—	—	—	(3,595)	—	(3,595)
Repurchase of ordinary shares, net	—	(183)	—	—	(352,896)	—	(353,079)	—	(353,079)
Cumulative effect adjustment to opening balance (1)	—	—	—	—	(1,128)	(668)	(1,796)	2,694	898

Balance, December 31, 2018	$—	$2,623	$3,468,728	$—	$(466,165)	$(13,345)	$2,991,841	$14,007	$3,005,848

(1)	Cumulative adjustment related to the adoption of accounting standards.

See accompanying notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation

ARRIS International plc (together with its consolidated subsidiaries and consolidated venture, except as the context otherwise indicates, “ARRIS” or the “Company”) is a global entertainment, communications, and networking technology and solutions provider, headquartered in Suwanee, Georgia. The Company operates in three business segments, Customer Premises Equipment, Network & Cloud, and Enterprise Networks (See Note 11 Segment Information of Notes to the Consolidated Financial Statements for additional details), specializing in enabling service providers including cable, telephone, and digital broadcast satellite operators and media programmers to deliver media, voice, IP data services, and Wi-Fi to their subscribers and enabling enterprises to experience constant, wireless and wired connectivity across complex and varied networking environments. ARRIS is a leader in set-tops, digital video and Internet Protocol Television distribution systems, broadband access infrastructure platforms, associated data and voice Customer Premises Equipment, and wired and wireless enterprise networking. The Company’s solutions are complemented by a broad array of services including technical support, repair and refurbishment, and systems design and integration.

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

(d)     Cash, Cash Equivalents, and Investments

Cash and cash equivalents

ARRIS’s cash and excess cash are primarily held in demand deposit accounts and money market accounts.

The Company classifies all investments that are readily convertible to known amounts of cash and have stated maturities of three months or less from the date of purchase as cash equivalents and those with stated maturities of greater than three months as marketable securities.

Marketable securities

The Company determines the appropriate classification of our investments in marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified and accounted for its marketable debt securities as available-for-sale. These securities are carried at fair value, and the unrealized gains and losses, net of taxes, are reported as a component of stockholders’ equity, except for unrealized losses determined to be other-than-temporary, which are recorded within loss on investments in the Consolidated Statements of Income. The Company determines any realized gains or losses on the sale of marketable debt securities on a specific identification method and records such gains and losses as a gain or loss on investment in the Consolidated Statements of Income.

Non-marketable investments

The Company accounts for non-marketable equity investments through which the Company exercises significant influence but does not have control over the investee under the equity method. Beginning on January 1, 2018, non-marketable equity securities not accounted for under the equity method are either carried at fair value or under the measurement alternative upon the adoption of accounting standard Recognition and Measurement of Financial Assets and Financial Liabilities. Under the measurement alternative, the carrying value is measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. Adjustments are determined primarily based on a market approach as of the transaction date. The Company classifies its non-marketable investments as long-term investments on the Consolidated Balance Sheets as those investments do not have stated contractual maturity dates.

Impairment of investments

The Company periodically reviews its debt and equity investments for impairment. For debt securities the Company considers the duration, severity and the reason for the decline in security value; whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis; or if the amortized cost basis cannot be recovered as a result of credit losses. If any impairment is considered other-than-temporary, the Company will write down the security to its fair value and record the corresponding charge as a loss on investments. For equity securities the Company considers impairment indicators such as negative changes in industry and market conditions, financial performance, business prospects, and other relevant events and factors. If indicators exist and the fair value of the security is below the carrying amount, the Company writes down the security to fair value.

(e)     Accounts Receivable and Allowance for Doubtful Accounts and Sales Returns

Accounts receivable are stated at amounts owed by the customers, net of allowance for doubtful accounts, sales returns and allowances. ARRIS establishes a reserve for doubtful accounts based upon the historical experience and leading market indicators in collecting accounts receivable. A majority of the accounts receivable are from a few large cable system operators and telecommunication companies, either with investment rated debt outstanding or with substantial financial resources and have favorable payment histories. If ARRIS was to have a collection problem with one of its major customers, it is possible the reserve will not be sufficient. ARRIS calculates the reserve for uncollectible accounts using a model that considers customer payment history, recent customer press releases, bankruptcy filings, if any, Dun & Bradstreet reports, and financial statement reviews. The calculation is reviewed by management to assess whether there needs to be an adjustment to the reserve for uncollectible accounts. The reserve is established through a charge to the provision and represents amounts of current and past due customer receivable balances of which management deems a loss to be both probable and estimable. Accounts receivable are charged to the allowance when determined to be no longer collectible.

ARRIS also establishes a reserve for sales returns and allowances. The reserve is an estimate of the impact of potential returns based upon historic trends.

The following table represents a summary of the changes in the reserve for allowance for doubtful accounts, and sales returns and allowances for fiscal 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
Balance at beginning of fiscal year	$10,230	$15,253	$9,975
(Credit) charges to expenses	(462)	(566)	1,386
(Write-offs) recoveries, net	(2,326)	(4,457)	3,892
Balance at end of fiscal year	$7,442	$10,230	$15,253

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

ARRIS generates revenue from of varying activities, including the delivery of stand-alone equipment, custom design and installation services, and bundled sales arrangements inclusive of equipment, software and services. Revenue is recognized when performance obligations in a contract are satisfied through the transfer of control of the good or service at the amount of consideration expected to be received. The following are required before revenue is recognized:

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

The Company’s equipment performance obligations typically include proprietary operating system software, which isn’t considered separately identifiable. Therefore, ARRIS’s equipment and their related software are considered one performance obligation.

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

Standalone Services – Standalone service revenues result from a variety of offerings including:

•	Maintenance and support services provided under annual service-level agreements with the Company’s customers. These services represent stand-ready obligations that are recognized over time (on a straight-line basis over the contract period) because the customer simultaneously receives and consumes the benefits of the services as the services are performed.

•	Professional services and other similar services consist primarily of “Day 2” services to help customers maximize their utilization of deployed ARRIS systems. The services are recognized over time because the customer simultaneously receives and consumes the benefits of the service as the services are performed.

•	Installation services relate to the routine installation of equipment ordered by the customer at the customer’s site and are distinct performance obligations from delivery of the related hardware. The associated revenues are recognized over time as the services are provided, which is generally a very short period (less than a couple of days).

Incentives – Customer incentive programs that include consideration, primarily rebates/credits to be used against future product purchases and certain volume discounts, are classified as variable consideration and reduce the overall transaction price.

Value Added Resellers (VAR), Distribution Channels and Retail – ARRIS recognizes revenue upon transfer of control of the goods or services to the VAR, Distributors and Retail customers. Sales through retail and distribution channels are made primarily under agreements or commitments allowing for limited rights of return, primarily for stock rotation purposes, and include various sales incentive programs, such as rebates, discounts, marketing development funds, price protection, and volume incentives.

Enterprise sales distributors are granted rights of stock rotation that are limited to contractually specified percentage of the distributors aggregate purchase volume.  These stock rotation rights are subject to expiration 270 days from the time of product shipment by us to the distributor.  Upon shipment of the product, ARRIS reduces revenue for an estimate of potential future stock rotation returns related to the current period product revenue. ARRIS analyzes historical returns, channel inventory levels, current economic trends and changes in customer demand for our products when evaluating the adequacy of the allowance for sales returns, namely stock rotation returns.

Regarding the various sales incentive programs, the Company can reasonably estimate its rebates, discounts and similar incentives due to an established sales history with its customers and records the estimated reserves and allowances at the time the related revenue is recognized. The Company recognizes marketing development funds at the later of when the related revenue is recognized, or the program is offered to the channel partner. ARRIS’s sales incentives to its channel partners are recorded as a reduction to revenue.

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

(h)     Shipping and Handling Fees

Shipping and handling costs for the years ended December 31, 2018, 2017, and 2016 were approximately $13.2 million, $12.6 million and $4.3 million, respectively, and are classified in cost of sales.

(i)     Taxes Collected from Customers and Remitted to Governmental Authorities

Taxes assessed by a government authority that are both imposed on and concurrent with specific revenue transactions between us and our customers are presented on a net basis in our Consolidated Statements of Income.

(j)     Depreciation of Property, Plant and Equipment

The Company provides for depreciation of property, plant and equipment on the straight-line basis over estimated useful lives of 10 to 40 years for buildings and improvements, 2 to 10 years for machinery and equipment, and the shorter of the term of the lease or useful life for leasehold improvements. Included in depreciation expense is the amortization of landlord funded tenant improvements which amounted to $14.0 million in 2018, $12.1 million in 2017 and $6.6 million in 2016. Depreciation expense, including amortization of capital leases, for the years ended December 31, 2018, 2017, and 2016 was approximately $83.7 million, $88.2 million, and $90.6 million, respectively.

See Note 13 Property, Plant and Equipment of Notes to the Consolidated Financial Statements for further information on property, plant and equipment.

(k)     Goodwill and Purchased Intangible Assets

Goodwill is tested for impairment annually as of October 1st, or when an indicator of impairment exists. As of October 1, 2017, we early adopted Accounting Standards Update (“ASU”) 2017-04, Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 eliminated Step 2 of the goodwill impairment test in which an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities. The standard does not change the guidance on completing Step 1 of the goodwill impairment test. In accordance with the new standard, we compare the fair value of our reporting units with the carrying amount, including goodwill. The Company recognizes an impairment charge for the amount by which the carrying amount exceeds a reporting unit’s fair value, as applicable.

Purchased intangible assets with finite lives are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets. Useful lives of identifiable intangible assets are determined after considering the specific facts and circumstances related to each intangible asset. Intangible assets that are deemed to have definite lives are amortized, primarily on a straight-line basis, over their useful lives, generally ranging from 1 to 13 years. Certain intangible assets are being amortized using an accelerated method, as an accelerated method best approximates the distribution of cash flows generated by the intangible assets. See “Long-Lived Assets” for the Company’s policy regarding impairment testing of purchased intangible assets with finite lives. Purchased intangible assets with indefinite lives are assessed for potential impairment annually or when events or circumstances indicate that their carrying amounts might be impaired.

See Note 6 Goodwill and Other Intangible Assets of Notes to the Consolidated Financial Statements for further information on goodwill and other intangible assets.

Long-Lived Assets

Long-lived assets, including property, plant and equipment and intangible assets with finite lives, that are held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability of long-lived assets is based on an estimate of the undiscounted future cash flows resulting from the use of the asset and its eventual disposition. To test for recovery, the Company groups assets (an “asset group”) in a manner that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the expected future cash flows (undiscounted and pre-tax based upon policy decision) is less than the carrying amount, the Company recognizes an impairment loss. The impairment loss recognized is the amount by which the carrying amount of the asset or asset group exceeds the fair value. A variety of methodologies are used to determine the fair value of these assets, including discounted cash flow models, which are consistent with the assumptions the Company believes hypothetical marketplace participants would use. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the difference between the fair value of the asset and its carrying value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

(l)     Advertising and Sales Promotion

Advertising and sales promotion costs are expensed as incurred. Advertising and sales promotion expense was approximately $23.5 million, $17.5 million, and $19.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

(m)     Research and Development

Research and development (“R&D”) costs are expensed as incurred. The expenditures include compensation costs, materials, other direct expenses, and an allocation of information technology, telecommunications, and facilities costs.

(n)    Warranty

ARRIS provides warranties of various lengths to customers based on the specific product and the terms of individual agreements. For further discussion, see Note 10 Guarantees of the Notes to the Consolidated Financial Statements for further discussion.

(o)     Income Taxes

ARRIS uses the liability method of accounting for income taxes, which requires recognition of temporary differences between financial statement and income tax bases of assets and liabilities, measured by enacted tax rates.

If necessary, the measurement of deferred tax assets is reduced by a valuation allowance to an amount that is more likely than not to be realized based on available evidence. ARRIS reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company elects to account for Global Intangible Low-Taxed Income (“GILTI”) in the period the tax is incurred.  The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in Income tax (benefit) expense in the Consolidated Statements of Income. See Note 19 Income Taxes of Notes to the Consolidated Financial Statements for further discussion.

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

The financial position and results of operations of certain of the Company’s international subsidiaries are measured using the local currency as the functional currency. Revenues and expenses of these subsidiaries are translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities of these subsidiaries are translated at the exchange rates as of the balance sheet date. Translation gains and losses are recorded in Accumulated other comprehensive (loss) income.

ARRIS has certain international customers who are billed in their local currency and certain international operations that procure in U.S. dollars. ARRIS also has certain predictable expenditures for international operations in local currency. Additionally, certain intercompany transactions are denominated in foreign currencies and subject to revaluation. The Company enters into forward or currency option contracts based on a percentage of expected foreign currency exposures. The percentage can vary, based on the predictability of the exposures denominated in the foreign currency. See Note 9 Derivative Instruments and Hedging Activities of Notes to the Consolidated Financial Statements for further discussion. Foreign currency transaction gains and losses are recognized in earnings when incurred.

(q)     Stock-Based Compensation

See Note 20 Stock-Based Compensation of Notes to the Consolidated Financial Statements for further discussion of the Company’s significant accounting policies related to stock-based compensation.

(r)     Concentrations of Credit Risk

Financial instruments that potentially subject ARRIS to concentrations of credit risk consist principally of cash, cash equivalents and short-term investments, accounts receivable and derivatives. ARRIS places its temporary cash investments with high credit quality financial institutions. Concentrations with respect to accounts receivable occur as the Company sells primarily to large, well- established companies, including companies outside of the United States. The Company’s credit policy generally does not require collateral from its customers. ARRIS closely monitors extensions of credit to other parties and, where necessary, utilizes common financial instruments to mitigate risk or requires cash on delivery terms. Overall financial strategies and the effect of using a hedge are reviewed periodically. As of December 31, 2018, two customers represented 13% and 12% of total accounts receivable. As of December 31, 2017, two customers represented 19% and 14% of total accounts receivable.

(s)     Fair Value

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

Level 2: Observable prices that are based on inputs not quoted on active markets but corroborated by market data.

Level 3: Unobservable inputs are used when little or no market data is available.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

•	Cash, cash equivalents, and short-term investments: The carrying amounts reported in the Consolidated Balance Sheets for cash, cash equivalents, and short-term investments approximate their fair values.

•	Accounts receivable and accounts payable: The carrying amounts reported in the balance sheet for accounts receivable and accounts payable approximate their fair values.

•	Marketable securities: The fair values for available-for-sale equity securities are based on quoted market prices or observable prices based on inputs not in active markets but corroborated by market data.

•	Non-marketable securities: Non-marketable equity securities are subject to a periodic impairment review; however, there are no open-market valuations, and the impairment analysis requires significant judgment. This analysis includes assessment of the investee’s financial condition, the business outlook for its products and technology, its projected results and cash flow, recent rounds of financing, and the likelihood of obtaining subsequent rounds of financing.

•	Senior secured credit facilities: Comprised of term loans and a revolving credit facility of which the outstanding principal amount approximates fair value because of interest-bearing rates that are adjusted periodically, analysis of recent market conditions, prevailing interest rates and other Company specific factors.

•	Derivative instruments: The carrying amounts reported in the balance sheet for derivative financial instruments reflect their estimated fair values, as the valuation inputs are based on quoted prices and market observable data of similar instruments.

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

Cloud Computing Arrangements

Implementation costs incurred in a cloud computing arrangement that is a service contract are capitalized similar to implementation costs incurred to develop or obtain internal-use software. Amortization is computed over the term of the hosting arrangement. As of December 31, 2018, implementation costs of $11.9 million associated with cloud computing arrangements has been capitalized and is included in Other Assets in the Consolidated Balance Sheets.

(u)    Comprehensive (Loss) Income

The components of comprehensive (loss) income include net income (loss), unrealized gains (losses) on available-for-sale debt securities, unrealized gains (losses) on certain derivative instruments, change in pension liabilities, net of tax, if applicable and foreign currency translation adjustments.

(v)     Warrants

The Company has outstanding warrants with certain customers to purchase ARRIS’s ordinary shares. Vesting of the warrants is subject to certain purchase volume commitments by the customers. Under applicable accounting guidance, if the vesting of a tranche of the warrants is probable, the Company is required to mark-to-market the fair value of the warrant until it vests, and any increase in the fair value is treated as a reduction in revenues from sales to the customers. See Note 18 Warrants of Notes to the Consolidated Financial Statements for further discussion.

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

There are two permitted transition methods under the new standard, the full retrospective method or the modified retrospective method. Under the full retrospective method, the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown on the face of the financial statements being presented. Under the modified retrospective method, the cumulative effect of applying the standard would be recognized at the date of the initial application of the standard and the effect of the prior periods would be calculated and shown through a cumulative effect change in retained earnings. ARRIS adopted the standard using the modified retrospective method on January 1, 2018. (See Note 4 Revenue from Contracts with Customers for additional details).

In January 2016, the FASB issued an update to amend certain aspects of recognition, measurement, presentation and disclosure of financial instruments. Under this standard, certain equity investments are measured at fair value with changes recognized in current period earnings as opposed to other comprehensive (loss) income. This guidance is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. ARRIS adopted the standard on January 1, 2018 by recording a cumulative-effect adjustment as of the beginning of the year. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position and results of operations.

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

In January 2017, the FASB issued an accounting standard update that clarifies the definition of a business to help companies evaluate whether acquisition or disposal transactions should be accounted for as asset groups or as businesses. The accounting standard update is effective for the Company for annual periods beginning after December 15, 2017. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position and results of operations. The future impact of this accounting standard update will be facts and circumstances dependent, but the Company expects, that in some situations, transactions that were previously accounted for as business combinations or disposal transactions will be accounted for as asset purchases or asset sales under the accounting standard update.

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

The Company has established a project management team to analyze the impact of this standard, including its current accounting policies and practices to identify potential impacts that would result from the application of this standard. The Company’s adoption process of the new standard is ongoing, including evaluating and quantifying the impact on its consolidated financial statements, identifying the population of leases (and embedded leases), implementing a selected technology solution and collecting and validating lease data. The Company expects its lease obligations designated as operating leases (as disclosed in Note 24) will be reported on the Consolidated Balance Sheets upon adoption.

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

In February 2018, the FASB issued an accounting standard which allows companies to reclassify stranded tax effects resulting from the U.S. 2017 Tax Cuts and Jobs Act, from Accumulated other comprehensive (loss) income to Accumulated deficit. The guidance also requires certain new disclosures regardless of the election. The accounting standard is effective in the first quarter of fiscal 2020, and earlier adoption is permitted. The Company is currently assessing the potential impact of the adoption of this standard on its Consolidated Financial Statements.

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

Note 4. Revenue from Contracts with Customers

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

Disaggregation of Revenue

The following table summarizes the revenues from contracts with customers by major product line (in thousands):

December 31, 2018
CPE:
Broadband CPE	$1,643,152
Video CPE	2,280,742
Sub-total	3,923,894

Network & Cloud:
Networks	1,850,416
Software and services	306,161
Sub-total	2,156,577

Enterprise Networks:
Enterprise Networks	675,352

Other:
Other	(13,183)
Total net sales	$6,742,640

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

Enterprise Networks — The Enterprise Networks segment focuses on enabling constant, wireless and wired connectivity across complex and varied networking environments through its array of access points, controllers and switches along with technical support, analytical tools and professional services needed to support those networks. It offers dedicated engineering, sales and marketing resources to serve customers across a spectrum of enterprises—including hospitality, education, smart cities, government, venues, service providers and more.

Other — Other includes adjustments related to acquisition accounting impacts related to deferred revenue

The following table summarizes the revenues from contracts with customers by geographic areas (in thousands):

	December 31, 2018
	CPE	N&C	Enterprise	Other (1)	Total
Domestic – U.S.	$2,201,912	$1,369,695	$408,971	$(7,331)	$3,973,247

Americas, excluding U.S.	793,203	378,223	10,910	(47)	1,182,289
Asia Pacific	133,480	186,982	110,622	(39)	431,045
EMEA	795,299	221,677	144,849	(5,766)	1,156,059
Total international	1,721,982	786,882	266,381	(5,852)	2,769,393
Total net revenues	$3,923,894	$2,156,577	$675,352	$(13,183)	$6,742,640

(1)	Adjustments include acquisition accounting impacts related to deferred revenue

Impact of New Revenue Guidance on Financial Statement Line Items

The following table compares the reported Consolidated Balance Sheets and Consolidated Statements of Income, as of and for the year ended December 31, 2018, to the pro-forma amounts had the previous guidance been in effect (in thousands):

	As Reported December 31, 2018	Pro forma – as if previous accounting guidance was in effect
Assets
Accounts receivable	$1,225,975	$1,210,288
Other current assets	144,251	144,187
Deferred incomes taxes	175,405	172,967

Liabilities
Deferred revenue (current and non-current)	$169,998	$169,426

	As Reported December 31, 2018	Pro forma – as if previous accounting guidance was in effect
Revenues
Net sales	$6,742,640	$6,727,525
Costs and expenses
Cost of sales	4,823,781	4,823,845
Income tax benefit	(24,344)	(21,905)
Consolidated net income	107,286	89,668
Net loss attributable to non-controlling interest	(6,454)	(7,282)
Net income attributable to ARRIS International plc	113,740	96,950
Net income per ordinary share:
Basic	$0.63	$0.54
Diluted	$0.62	$0.53

Pro-forma net sales were $15.1 million lower than reported net sales in the Consolidated Statements of Income for the year ended December 31, 2018 largely due to the timing of license revenue that is currently being recognized upon transfer of control of the license as opposed to recognizing ratably over the license term.

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

The unbilled receivables are included in Accounts Receivable on the Consolidated Balance Sheets. As of December 31, 2018, the Company has unbilled receivables of $29.7 million.

The following table summarizes the changes in deferred revenue for the year ended of December 31, 2018 (in thousands):

Opening balance at January 1, 2018	$168,757
Deferral of revenue	166,756
Recognition of unearned revenue	(164,545)
Other	(970)
Balance at December 31, 2018	$169,998

As of the end of the current reporting period, the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied that have a duration of one year or more was $64.1 million. The majority of ARRIS’s contracts that have performance obligations that are unsatisfied are part of contracts have a duration of one year or less.

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

Note 5. Business Acquisitions

Acquisition of Ruckus Wireless and ICX Switch business

On December 1, 2017, ARRIS completed the acquisition of Ruckus Wireless and ICX Switch business (“Ruckus Networks”). The total consideration transferred was approximately $762.2 million (net of estimated adjustments for working capital and noncash settlement of pre-existing payables and receivables) The purchase agreement provides for customary final adjustments and potential cash payments or receipts.

With this acquisition, ARRIS expanded its leadership in converged wired and wireless networking technologies beyond the home into the education, public venue, enterprise, hospitality, and multi-dwelling unit markets.

The goodwill of $289.0 million arising from the acquisition is attributable to the strategic opportunities and synergies that are expected to arise from the acquisition of Ruckus Networks and the workforce of the acquired business. The Company finalized the accounting for business combination in the fourth quarter of 2018 and goodwill has been assigned to our new Enterprise Networks reporting unit. Goodwill of $5.8 million is expected to be deductible for income tax purposes.

The following table summarizes the fair value of consideration transferred for Ruckus Networks (in thousands):

Cash consideration	$779,743
Working capital adjustments	(15,219)
Non-cash consideration (1)	(2,359)

Total consideration transferred	$762,165

(1)	Non-cash consideration represents $2.4 million settlement of preexisting payables and receivables between Ruckus Networks and ARRIS.

Total consideration excludes $61.5 million paid to Broadcom for the cash settlement of stock-based awards for which vesting was accelerated as contemplated in the purchase agreement. This was expensed in the fourth quarter of 2017.

The following is a summary of the estimated fair values of the net assets acquired (in thousands):

Amounts Recognized as of Acquisition Date
Total consideration transferred	$762,165
Cash and cash equivalents	18,958
Accounts receivable	26,022
Inventories	48,436
Prepaids and other	3,792
Property, plant & equipment	31,863
Intangible assets	500,700
Other assets	6,852
Accounts payable and accrued liabilities	(15,693)
Other current liabilities	(11,654)
Deferred revenue	(46,748)
Noncurrent deferred income tax liabilities, net	(81,928)
Other noncurrent liabilities	(7,408)
Net assets acquired	473,192
Goodwill	$288,973

The acquisition was accounted for using the acquisition method of accounting, which requires, among other things, that the assets acquired, and liabilities assumed be recognized at their acquisition date fair values, with any excess of the consideration transferred over the estimated fair values of the identifiable net assets acquired recorded as goodwill. During the fourth quarter of 2018, the Company completed the accounting for the aforementioned business combination.

The $500.7 million of acquired intangible assets are as follows (in thousands):

	Estimated Fair value	Estimated Weighted Average Life (years)
Technology and patents	$220,900	5.4
Customer contracts and relationships	197,100	10.0
Tradenames	55,400	indefinite
Trademarks and tradenames	10,800	10.0
Backlog	16,500	0.4
Total estimated fair value of intangible assets	$500,700

The fair value of trade accounts receivable is $26.0 million with the gross contractual amount being $26.9 million. The Company expects $0.9 million to be uncollectible.

The Company incurred acquisition related costs of $1.3 million during 2018. This amount was expensed by the Company as incurred and is included in the Consolidated Statements of Income in the line item titled “Integration, acquisition, restructuring and other costs, net”.

The Ruckus Networks business contributed revenues of approximately $721.1 million to our consolidated results from the date of acquisition through December 31, 2018.

Proposed Transaction with CommScope

On November 8, 2018, ARRIS and CommScope Holding Company, Inc. entered into a Bid Conduct Agreement whereby CommScope agreed to acquire ARRIS in an all-cash transaction for $31.75 per share or a total purchase price of approximately $7.4 billion, including repayment of debt.  In addition, The Carlyle Group, a global alternative asset manager, plans to participate in the acquisition and reestablishes an ownership position in CommScope through a $1 billion minority equity investment as part of CommScope's financing of the transaction.  The combined company is expected to drive profitable growth in new markets, shape the future of wired and wireless communications, and position the new company to benefit from key industry trends, including network convergence, fiber and mobility everywhere, 5G, Internet of Things and rapidly changing network and technology architectures.

The consummation of the Acquisition is subject to various closing conditions, including, among other things, (i) the receipt of certain approvals of our shareholders, (ii) the sanction of the Scheme by the High Court of Justice of England and Wales, (iii) the receipt of certain required regulatory approvals or lapse of certain review periods with respect thereto, including those in the U.S. and European Union, Chile, Mexico, Russia and South Africa, (iv) the absence of a Company Material Adverse Effect (as defined in the Acquisition Agreement), (v) the accuracy of representations and warranties (subject, in certain cases, to certain materiality or Company Material Adverse Effect qualifiers, as applicable) and (vi) the absence of legal restraints prohibiting or restraining the Acquisition.  ARRIS’s shareholders approved the Acquisition on February 1, 2019 and regulatory approvals have been received, or the review period has lapsed, in the European Union, United States, Russia and South Africa.  The parties expect to complete the Acquisition in the first half of 2019.

Acquisition related costs of $8.4 million have been incurred during 2018.  This amount was expensed by the Company as incurred and is included in the Consolidated Statements of Income in the line item titled “Integration, acquisition, restructuring and other costs, net”.

Note 6. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the three years ended December 31, 2018 are as follows (in thousands):

	CPE	N & C	Enterprise	Total
Goodwill	1,391,171	1,003,654	—	2,394,825
Accumulated impairment losses	—	(378,656)	—	(378,656)
Balance as of December 31, 2016	$1,391,171	$624,998	$—	$2,016,169

Changes in year 2017:
Goodwill acquired, net	—	—	318,034	318,034
Impairment	—	(51,200)	—	(51,200)
Other	(4,491)	—	—	(4,491)
Balance as of December 31, 2017	$1,386,680	$573,798	$318,034	$2,278,512

Goodwill	1,386,680	1,003,654	318,034	2,708,368
Accumulated impairment losses	—	(429,856)	—	(429,856)
Balance as of December 31, 2017	$1,386,680	$573,798	$318,034	$2,278,512

Changes in year 2018:
Acquisition accounting adjustments	—	—	(29,061)	(29,061)
Impairment	—	(3,400)	—	(3,400)
Other	(5,863)	454	—	(5,409)
Balance as of December 31, 2018	$1,380,817	$570,852	$288,973	$2,240,642

Goodwill	1,380,817	1,004,108	288,973	2,673,898
Accumulated impairment losses	—	(433,256)	—	(433,256)
Balance as of December 31, 2018	$1,380,817	$570,852	$288,973	$2,240,642

During 2018, the Company recorded an adjustment of $29.1 million to goodwill related to the Ruckus Network acquisition. The Company also recorded a partial impairment of goodwill of $3.4 million related to its Cloud TV reporting unit, respectively, of which $1.2 million is attributable to the noncontrolling interest. This impairment was a result of the indirect effect of a change in accounting principle related to the adoption of new accounting standard Revenue from Contracts with Customers, resulting in changes in the composition and carrying amount of the net assets of our Cloud TV reporting unit. The partial impairment was included in impairment of goodwill on the Consolidated Statements of Income. Fair value was determined using a discounted cash flow model.

As of December 31, 2018, Cloud and Services reporting unit, which is included in the N&C segment, had a negative carrying amount of net assets of $(15.5) million. As of December 31, 2018, remaining goodwill allocated to this reporting unit was $49.9 million.

During 2017, as a result of a change in strategy for our Cloud TV reporting unit associated with the ActiveVideo acquisition, the Company expected lower future projected cash flows for the business, and as such, the Company recorded a partial impairment of $51.2 million for the amount by which the Cloud TV reporting unit carrying amount exceeded its fair value of which $17.9 million is attributable to noncontrolling interest. The partial impairment was included in impairment of goodwill and intangible assets on the Consolidated Statements of Income.

Intangible Assets

The gross carrying amount and accumulated amortization of the Company’s intangible assets as of December 31, 2018 and December 31, 2017 are as follows (in thousands):

	December 31, 2018			December 31, 2017
	Gross Amount	Accumulated Amortization	Net Book Value	Gross Amount	Accumulated Amortization	Net Book Value
Definite-lived intangible assets:
Customer relationships	$1,762,750	$952,308	$810,442	$1,672,470	$780,655	$891,815
Developed technology, patents & licenses	1,482,200	956,012	526,188	1,521,893	771,200	750,693
Trademarks, trade and domain names	75,772	64,257	11,515	87,472	41,885	45,587
Backlog	16,500	16,386	114	35,000	5,833	29,167
Sub-total	$3,337,222	$1,988,963	$1,348,259	$3,316,835	$1,599,573	$1,717,262

Indefinite-lived intangible assets:
Trademarks and trade names	55,400	—	55,400	—	—	—
In-process research and development	—	—	—	54,100	—	54,100
Sub-total	55,400	—	55,400	54,100	—	54,100
Total	$3,392,622	$1,988,963	$1,403,659	$3,370,935	$1,599,573	$1,771,362

During 2018, the Company recorded additional intangible assets (other than goodwill) of $28.2 million during the measurement period related to Ruckus Networks, for a total of $500.7 million, see Note 5 Business Acquisitions of Notes to the Consolidated Financial Statements for further discussion. In addition, an in-process research and development project of $4.1 million was reclassified to become a definite-lived asset upon completion of the associated research and development efforts during 2018.

During 2017, due to lower projected cashflows of its Cloud TV reporting unit, the Company recorded a $3.8 million partial impairment of indefinite-lived trademarks and tradenames, determined using a “relief from royalty income” approach. The partial impairment was included in impairment of goodwill and intangible assets on the Consolidated Statements of Income. The remaining carrying amount was reclassified as a definite-lived intangible asset.

Amortization expense is reported in the Consolidated Statements of Income within cost of sales and operating expenses. The following table presents the amortization of intangible assets (in thousands):

	Years Ended December 31,
	2018	2017	2016
Cost of sales	$3,558	$3,174	$2,963
Selling, general & administrative expense	3,955	3,835	4,048
Amortization of acquired intangible assets	383,561	375,407	397,464
Total	$391,074	$382,416	$404,475

The estimated total amortization expense for finite-lived intangibles for each of the next five fiscal years is as follows (in thousands):

2019	$333,882
2020	322,037
2021	187,250
2022	149,949
2023	106,749
Thereafter	248,392

Note 7. Financial Instruments

Short-Term Investments:

Debt securities

The following tables summarize the Company’s debt securities by significant investment categories as of December 31, 2018 and December 31, 2017 (in thousands):

	December 31, 2018				December 31, 2017
	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit (non-U.S.)	$5,538	$—	$—	$5,538	$12,809	$—	$—	$12,809
Corporate bonds	—	—	—	—	11,003	86	(24)	11,065
Total	$5,538	$—	$—	$5,538	$23,812	$86	$(24)	$23,874

The Company classifies the investments listed in the above table as available-for-sale debt securities. These investments are stated at fair value as required by the applicable accounting guidance. Unrealized gains and losses on available-for-sale debt securities are included in the Consolidated Balance Sheets as a component of Accumulated other comprehensive (loss) income. As of December 31, 2017, the available-for-sale debt securities have been in an unrealized loss position for less than 12 months. As of December 31, 2018, the contractual maturity of our available for sale debt securities was within 1 year.

Investments in the above table are included in short-term investments on the Consolidated Balance Sheets. Realized gains and losses on investments are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

Long-Term Investments:

The following table summarizes the Company’s long-term investments by significant categories as of December 31, 2018 and December 31, 2017 (in thousands):

	As of December 31, 2018	As of December 31, 2017
Equity investments:
Marketable equity securities	$5,562	$5,718
Non-marketable equity securities	9,987	10,092
Equity method investments	12,507	22,021

Other investments	17,239	33,251
Total	$45,295	$71,082

Equity investments

The following discusses the Company’s marketable equity securities, non-marketable equity securities, realized and unrealized gains and losses on marketable and non-marketable equity securities, as well as its equity method investments.

Marketable equity securities

Marketable equity securities are deferred compensation plan assets related to non-qualified deferred compensation plans for certain executives, including money market funds and mutual funds with readily determinable values which are accounted for at fair value.

Prior to January 1, 2018, the Company accounted for its marketable equity securities at fair value with unrealized gains and losses recognized in Accumulated other comprehensive (loss) income on the Consolidated Balance Sheets. As of December 31, 2017, investments had an amortized cost of $5.1 million and unrealized gains (loss) of $0.8 million and $(0.1) million, respectively. Realized gains and losses on marketable equity securities sold or impaired were recognized in Loss on investments in the Consolidated Statements of Income.

On January 1, 2018, the Company adopted the accounting standard Recognition and Measurement of Financial Assets and Financial Liabilities. Marketable equity securities are measured at fair value. Upon adoption, the Company reclassified $ 0.7 million net unrealized gain related to its marketable equity securities from Accumulated other comprehensive (loss) income to opening Accumulated deficit. Starting January 1, 2018, unrealized gains and losses are recognized in the Consolidated Statements of Income. As of December 31, 2018, investments had an amortized cost of $5.9 million and unrealized gain (loss) of $0.6 million and $(1.0) million, respectively.

As of December 31, 2018, and December 31, 2017, the Company’s marketable equity securities have been in an unrealized loss position for less than 12 months.

The classification of marketable equity securities as current or non-current is dependent upon management’s intended holding period, the security’s maturity date and liquidity consideration based on market conditions. If management intends to hold the securities for longer than one year as of the balance sheet date, they are classified as non-current.

The sale and/or maturity of marketable equity securities resulted in the following activity (in thousands):

	Years Ended December 31,
	2018	2017	2016
Proceeds from sales	$79,473	$165,301	$25,931
Gross gains	5	16	33
Gross losses	—	—	—

Non-marketable equity securities

Non-marketable equity securities are investments in privately held companies without readily determinable market values. Prior to January 1, 2018, the Company accounted for its non-marketable equity securities at cost less impairment. Realized gains and losses on non-marketable securities sold or impaired were included in loss on investments, included in the Consolidated Statements of Income.

On January 1, 2018, Company adopted the accounting standard Recognition and Measurement of Financial Assets and Financial Liabilities which changed the accounting for non-marketable securities. The Company elected the measurement alternative for these investments without readily determinable fair values and for which the Company does not have the ability to exercise significant influence. Under the measurement alternative, these investments are carried at cost less any impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Resulting adjustments are recorded within the Consolidated Statements of Income as loss on investments.

There have been no adjustments to the carrying value of investments resulting from impairments or observable price changes in 2018. For the year ended December 31, 2017, the Company concluded that one private company had indicators of impairment, as the cost basis exceeded the fair value of the investment, resulting in an other-than-temporary impairment charge of $2.8 million. These charges are reflected in “Loss on investments” in the Consolidated Statements of Income.

Equity Method Investments

The Company owns certain investments in limited liability companies and partnerships that are accounted for under the equity method, as the Company has significant influence over operating and financial policies of the investee companies. Our share of gains and losses in equity method investments including impairment are included in loss on investments in the Consolidated Statements of Income. Due to the timing of receiving financial information from these limited liability companies and partnerships, the results are reported on a one quarter lag.

The following table summarizes the ownership structure and ownership percentage of the non-consolidated investments as of December 31, 2018, accounted for using the equity method.

Name of Investee	Ownership Structure	% Ownership
MPEG LA	Limited Liability Company	8.4%
Music Choice	Limited Liability Partnership	18.2%
Conditional Access Licensing (“CAL”)	Limited Liability Company	49.0%

Other Investments

The Company holds investments in certain life insurance contracts. The Company determined the fair value to be the amount that could be realized under the insurance contract as of each reporting period. The changes in the fair value of these contracts are reflected in “Loss on investments” in the Consolidated Statements of Income.

Note 8. Fair Value Measurements

The following table presents the Company’s investment assets (excluding non-marketable equity investments) and derivatives measured at fair value on a recurring basis as of December 31, 2018 and 2017 (in thousands):

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Certificates of deposit (foreign)	$—	$5,538	$—	$5,538
Marketable equity securities	62	5,500	—	5,562
Interest rate derivatives — asset derivatives	—	10,976	—	10,976
Interest rate derivatives — liability derivatives	—	(6,088)	—	(6,088)
Foreign currency contracts — asset position	—	4,442	—	4,442
Foreign currency contracts — liability position	—	(405)	—	(405)

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Certificates of deposit (foreign)	$—	$12,809	$—	$12,809
Corporate bonds	—	11,065	—	11,065
Marketable equity securities	117	5,601	—	5,718
Interest rate derivatives — asset derivatives	—	10,156	—	10,156
Interest rate derivatives — liability derivatives	—	(4,024)	—	(4,024)
Foreign currency contracts — asset position	—	405	—	405
Foreign currency contracts — liability position	—	(8,802)	—	(8,802)

All of the Company’s short-term and long-term investments (excluding non-marketable equity investments) at December 31, 2018 are classified within Level 1 or Level 2 of the fair value hierarchy as they are valued using quoted market prices, market prices for similar securities, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include the Company’s investment in money market funds, mutual funds and municipal bonds. Such instruments are generally classified within Level 1 of the fair value hierarchy. The types of instruments valued based on other observable inputs include corporate obligations and bonds, commercial paper and certificates of deposit. Such instruments are classified within Level 2 of the fair value hierarchy.

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

During the year ended December 31, 2018, the Company recorded partial impairment of goodwill of $3.4 million related to its Cloud TV reporting unit, of which $1.2 million is attributable to the noncontrolling interest, respectively. During the fourth quarter of 2017, the Company recorded partial impairments of goodwill and indefinite-lived tradenames of $51.2 million and $3.8 million, respectively, acquired in the ActiveVideo acquisition and included as part of the Cloud TV reporting unit, of which $19.3 million is attributable to the noncontrolling interest. See Note 6 Goodwill and Intangible Assets of Notes to the Consolidated Financial Statements for further discussion.

The Company believes the principal amount of the debt as of December 31, 2018 approximated the fair value because of interest-bearing rates that are adjusted periodically, analysis of recent market conditions, prevailing interest rates, and other Company specific factors. The Company has classified the debt as a Level 2 item within the fair value hierarchy.

Note 9. Derivative Instruments and Hedging Activities

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

Cash flow hedges of interest rate risk

The Company’s senior secured credit facilities, which are comprised of (i) a “Term Loan A Facility”, (ii) a “Term Loan A-1 Facility”, (iii) a “Term Loan B-3 Facility”, and (iv) a “Revolving Credit Facility”, have variable interest rates based on LIBOR. (See Note 16 Indebtedness for additional details.) As a result of exposure to interest rate movements, during 2015, the Company entered into various interest rate swap arrangements, which effectively converted $625.0 million of its variable-rate debt based on one-month LIBOR to an aggregate fixed rate of 2.25% plus a leverage-based margin.  During 2016, due to additional exposure from the Term Loan A-1 Facility, the Company added additional interest rate swap arrangements which effectively converted $450.0 million of the Company’s variable-rate debt based on one-month LIBOR to an aggregate fixed rate of 0.98% plus a leverage-based margin.  Total notional amount of the swaps as of December 31, 2018 was $1,075.0 million and each swap matures on March 31, 2020. During the year ended December 31, 2018, the Company entered into new forward-starting interest rate swap arrangements which effectively will convert $1,075.0 million of the Company’s variable-rate debt based on one-month LIBOR to an aggregate fixed rate of 2.63% plus a leverage-based margin for the period beginning March 31, 2020 and ending June 30, 2022. ARRIS has designated these swaps as cash flow hedges, and the objective of these hedges is to manage the variability of cash flows in the interest payments related to the portion of the variable-rate debt designated as being hedged.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated other comprehensive (loss) income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2018, such derivatives were used to hedge the variable cash flows associated with debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the year ended December 31, 2018, approximately $0.5 million in income has been recorded related to hedge ineffectiveness by the Company. During the years ended December 31, 2017 and 2016, no expense has been recorded related to hedge ineffectiveness by the Company.

Amounts reported in Accumulated other comprehensive (loss) income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Over the next 12 months, the Company estimates that an additional $8.8 million may be reclassified as a decrease to interest expense.

The table below presents the impact of the Company’s derivative financial instruments had on Consolidated Statements of Income (in thousands):

	Location of
	Gain(Loss)	Years Ended
	Reclassified from	December 31,
	AOCI into Income	2018	2017	2016
Gain Recognized in OCI on Derivatives (Effective Portion)	Interest expense	$1,121	$5,587	$2,103
Amounts Reclassified from Accumulated OCI into Income (Effective Portion)	Interest expense	(2,851)	1,663	7,512

The following table indicates the location on the Consolidated Balance Sheets in which the Company’s derivative assets and liabilities designated as hedging instruments have been recognized and the related fair values of those derivatives (in thousands):

	Balance Sheet Location	December 31, 2018	December 31, 2017
Interest rate derivatives — asset derivatives	Other current assets	8,788	3,590
Interest rate derivatives — asset derivatives	Other assets	2,188	6,566
Interest rate derivatives — liability derivatives	Other accrued liabilities	—	(3,053)
Interest rate derivatives — liability derivatives	Other noncurrent liabilities	(6,088)	(971)

Credit-risk-related contingent features

Each of ARRIS’s agreements with its derivative counterparties contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. As of December 31, 2018 and 2017, the fair value of derivatives, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was a net asset position of $4.6 million and $6.1 million, respectively. As of December 31, 2018, the Company has not posted any collateral related to these agreements nor has it required any of its counterparties to post collateral related to these or any other agreements.

Non-designated hedges of foreign currency risk

The Company has U.S. dollar functional currency subsidiaries that bill certain international customers in their local currency and foreign functional currency entities that procure in U.S. dollars. ARRIS also has certain predictable expenditures for international operations in local currency. Additionally, certain intercompany transactions are denominated in foreign currencies and subject to revaluation. To mitigate the volatility related to fluctuations in the foreign exchange rates for certain exposures, ARRIS has entered into various foreign currency contracts. As of December 31, 2018, the Company had forward contracts with notional amounts totaling 60 million euros which mature throughout 2019, forward contracts with a total notional amount of 10 million Australian dollars which mature throughout 2019, forward contracts with notional amounts totaling 31 million Canadian dollars which mature throughout 2019, forward contracts with notional amounts totaling 30.0 million British pounds which mature throughout 2019, forward contracts with notional amounts totaling 747.5 million South African rand which mature throughout 2019 and 2020.

The Company’s objectives in using foreign currency derivatives are to add stability to foreign currency gains and losses recorded as other expense (income) and to manage its exposure to foreign currency movements. To accomplish this objective, the Company uses foreign currency option and foreign currency forward contracts as part of its foreign currency risk management strategy. The Company’s foreign currency derivative instruments economically hedge certain risk but are not designated as hedges, and accordingly, all changes in the fair value of the instruments are recognized as a loss (gain) on foreign currency in the Consolidated Statements of Income. The maximum time frame for ARRIS’s derivatives is currently twenty months.

The following table indicates the location on the Consolidated Balance Sheets in which the Company’s derivative assets and liabilities not designated as hedging instruments have been recognized and the related fair values of those derivatives (in thousands):

	Balance Sheet Location	December 31, 2018	December 31, 2017
Foreign exchange contracts — asset derivatives	Other current assets	$3,964	$405
Foreign exchange contracts — asset derivatives	Other assets	478	—
Foreign exchange contracts — liability derivatives	Other accrued liabilities	(405)	(8,202)
Foreign exchange contracts — liability derivatives	Other noncurrent liabilities	—	(600)

The change in the fair values of ARRIS’s derivatives not designated as hedging instruments recorded in the Consolidated Statements of Income were as follows (in thousands):

	Statements of Income Location	2018	2017	2016
Foreign exchange contracts	(Gain) loss on foreign currency	$(15,969)	$25,339	$5,909

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

Information regarding the changes in ARRIS’s aggregate product warranty liabilities for the years ending December 31, 2018 and 2017 were as follows (in thousands):

	2018	2017
Beginning balance	$76,089	$88,187
Warranty reserve at acquisition	827	1,700
Accruals related to warranties (including changes in assumptions)	31,020	36,379
Settlements made (in cash or in kind)	(44,460)	(50,177)
Ending balance	$63,476	$76,089

Note 11. Segment Information

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

As of January 1, 2018, the Company changed the composition of its measurement of segment profit and loss (direct contribution) used by the Company’s chief operating decision maker. Beginning in 2018, the Company charges bonus, equity compensation and certain other costs which are now directly aligned with each of its segments within its measurement of segment profit and loss (direct contribution). These costs historically were included as part of “Corporate and Unallocated Costs”. Consequently, the Company’s segment information for the 2016 and 2017 period has been restated to reflect such change.

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

These operating segments are determined based on the nature of the products and services offered. The measures that are used to assess the reportable segment’s operating performance are sales and direct contribution. Direct contribution is defined as gross margin less direct operating expense. The “Corporate and Unallocated Costs” category of expenses include corporate sales and marketing (excluding Enterprise segment), home office general and administrative expenses. Marketing and sales expenses related to the Enterprise segment are considered a direct operating expense for that segment and are not included in the “Corporate and Unallocated Costs.” These expenses are not included in the measure of segment direct contribution and as such are reported as “Corporate and Unallocated Costs” and are included in the reconciliation to income (loss) before income taxes. A measure of assets is not applicable, as segment assets are not regularly reviewed by the CODM for evaluating performance or allocating resources.

The tables below present information about the Company’s reportable segments (in thousands):

	2018	2017	2016
Net sales to external customers:
CPE	$3,923,894	$4,475,670	$4,747,445
N&C	2,156,577	2,094,113	2,111,708
Enterprise	675,352	45,749	—
Other	(13,183)	(1,140)	(30,035)
Total	6,742,640	6,614,392	6,829,118
Direct contribution:
CPE	270,510	456,562	647,117
N&C	848,938	724,597	595,866
Enterprise	64,667	1,389	—
Segment total	1,184,115	1,182,548	1,242,983
Corporate and unallocated costs	(576,347)	(530,772)	(581,991)
Amortization of intangible assets	(383,561)	(375,407)	(397,464)
Impairment of goodwill and intangible assets	(3,400)	(55,000)	(2,200)
Integration, acquisition, restructuring and other costs, net	(41,922)	(98,357)	(150,611)
Operating income	178,885	123,012	110,717
Interest expense	95,086	87,088	79,817
Loss on investments	308	11,066	21,194
Loss (gain) on foreign currency	3,834	9,757	(13,982)
Interest income	(8,341)	(7,975)	(4,395)
Other expense (income), net	5,056	1,873	3,991
Income before income taxes	$82,942	$21,203	$24,092

For the years ended December 31, 2018, 2017 and 2016, the composition of our corporate and unallocated costs that are reflected in the Consolidated Statements of Income were as follows (in thousands):

	2018	2017	2016
Corporate and unallocated costs:
Cost of sales	$85,838	$56,952	$118,001
Selling, general and administrative expenses	385,273	374,933	367,225
Research and development expenses	105,236	98,887	96,765

Total	$576,347	$530,772	$581,991

The following table summarizes the Company’s net intangible assets and goodwill by reportable segment as of December 31, 2018 and 2017 (in thousands):

	CPE	N&C	Enterprise	Total
December 31, 2018
Goodwill	$1,380,817	$570,852	$288,973	$2,240,642
Intangible assets, net	587,728	398,856	417,075	1,403,659
December 31, 2017
Goodwill	$1,386,680	$573,798	$318,034	$2,278,512
Intangible assets, net	807,314	501,998	462,050	1,771,362

The following table summarizes the Company’s revenues by products and services as of December 31, 2018, 2017 and 2016 (in thousands):

	2018	2017	2016
CPE:
Broadband CPE	$1,643,152	$1,808,600	$1,683,491
Video CPE	2,280,742	2,667,070	3,063,954
Sub-total	3,923,894	4,475,670	4,747,445
Network & Cloud:
Networks	1,850,416	1,747,936	1,789,097
Software and services	306,161	346,177	322,611
Sub-total	2,156,577	2,094,113	2,111,708
Enterprise Networks:
Enterprise Networks	675,352	45,749	—
Other:
Other (1)	(13,183)	(1,140)	(30,035)
Total net sales	$6,742,640	$6,614,392	$6,829,118

(1)	Includes adjustments related to acquisition accounting impacts on deferred revenues in 2018 and 2017 and reduction in revenue related to warrants in 2016.

The Company’s two largest customers (including their affiliates, as applicable) are Charter and Comcast. Over the past year, certain customers’ beneficial ownership may have changed as a result of mergers and acquisitions. Therefore, the revenue for ARRIS’s customers for prior periods has been adjusted to include the affiliates under common control. A summary of sales to these customers for 2018, 2017 and 2016 is set forth below (in thousands, except percentages):

	Years ended December 31,
	2018	2017	2016

Charter and affiliates	$928,403	$985,237	$1,064,408	(1)
% of sales	13.8%	14.9%	15.6%

Comcast and affiliates	$1,114,238	$1,479,415	$1,637,519	(1)
% of sales	16.5%	22.4%	24.0%

(1)	Revenues were reduced $30.2 million in 2016, as a result of warrants held by Charter and Comcast. (see Note 18 Warrants for additional information).

ARRIS sells its products primarily in the United States. The Company’s international revenue is generated from Asia Pacific, Canada, Europe and Latin America. Sales to customers outside of United States were approximately 41.1%, 34.2% and 28.1% of total sales for the years ended December 31, 2018, 2017 and 2016, respectively. Sales for the years ended December 31, 2018, 2017 and 2016 were as follows (in thousands):

	For the Years Ended December 31,
	2018	2017	2016
Domestic — U.S.	$3,973,247	$4,351,843	$4,909,698
International
Americas, excluding U.S.	1,182,289	1,080,456	982,769
Asia Pacific	431,045	374,772	291,504
EMEA	1,156,059	807,321	645,147
Total international	$2,769,393	$2,262,549	$1,919,420
Total sales	$6,742,640	$6,614,392	$6,829,118

The following table summarizes net property, plant and equipment by geographic region as of December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017
Domestic — U.S.	$236,003	$250,866
International
Americas, excluding U.S.	12,185	12,746
Asia Pacific	23,994	85,236
EMEA	15,489	23,619
Total international	$51,668	$121,601
Net property, plant and equipment	$287,671	$372,467

Note 12. Inventories

The components of inventory are as follows, net of reserves (in thousands):

	December 31,
	2018	2017
Raw material	$94,978	$149,328
Work in process	4,275	5,416
Finished goods	640,952	670,467
Total inventories, net	$740,205	$825,211

Note 13. Property, Plant and Equipment

Property, plant and equipment, at cost, consisted of the following (in thousands):

	December 31,
	2018	2017
Land	$26,652	$68,562
Buildings and leasehold improvements	203,920	205,534
Machinery and equipment	448,276	466,325
	678,848	740,421
Less: Accumulated depreciation	(391,177)	(367,954)
Total property, plant and equipment, net	$287,671	$372,467

In the fourth quarter of 2018, the Company completed the sale of land, building and certain manufacturing equipment related to its factory in Taiwan, for an aggregate consideration of $75.9 million. The Company recorded a ($13.3) million gain which is reported in the Consolidated Statement of Operations under the caption “Integration, acquisition, restructuring and other costs, net”.

Note 14. Restructuring, Acquisition and Integration

Restructuring

The following table represents a summary of and changes to the restructuring accrual, which is primarily composed of accrued severance and other employee costs and contractual obligations that related to excess leased facilities (in thousands):

	Employee severance & termination benefits	Contractual obligations and other	Write-off of property, plant and equipment	Total
Balance at December 31, 2016	$27,886	$2,243	$—	$30,129
Restructuring charges	13,346	5,742	1,842	20,930
Cash payments / adjustments	(35,955)	(4,683)	—	(40,638)
Non-cash expense	(898)	—	(1,842)	(2,740)
Balance at December 31, 2017	$4,379	$3,302	$—	$7,681

Restructuring charges	38,512	1,607	911	41,030
Cash payments / adjustments	(38,056)	(1,149)	—	(39,205)
Non-cash expense	—	—	(911)	(911)
Balance at December 31, 2018	$4,835	$3,760	$—	$8,595

Employee severance and termination benefits — In 2018, ARRIS recorded restructuring charges of $38.5 million related to severance and employee termination benefits for 1,084 employees. These restructuring initiatives affected all segments, except Enterprise Networks. The liability for these initiatives is expected to be settled in first half of 2019.

In 2017, ARRIS recorded restructuring charges of $13.3 million related to severance and employee termination benefits for 195 employees. This initiative affected all segments. The liability for the plan has been materially settled in 2018.

In first quarter of 2016, ARRIS completed its acquisition of Pace. ARRIS initiated restructuring plans as a result of the acquisition that focused on the rationalization of personnel, facilities and systems across the ARRIS organization. The cost recorded during 2016 was approximately $96.3 million. The 2016 restructuring plan affected 1,545 positions across the Company. The liability for the plan were settled in 2018.

These amounts are included in the Consolidated Statements of Income in the line item titled “Integration, acquisition, restructuring and other costs, net”.

Contractual obligations —Contractual obligations that relate to excess leased facilities are recognized and measured initially at fair value on the cease-use date based on remaining lease rentals, adjusted for the effects of any prepaid or deferred items recognized, reduced by the estimated sublease rentals that could be reasonably obtained even if it is not the intent to sublease. The fair value of these liabilities is based on a net present value model using a credit-adjusted risk-free rate. The liability will be paid out over the remainder of the leased properties’ terms, which continue through 2021. Actual sublease terms may differ from the estimates originally made by the Company. Any future changes in the estimates or in the actual sublease income could require future adjustments to the liabilities, which would impact net income in the period the adjustment is recorded. During 2018 and 2017, the Company recorded lease exist costs of $1.6 million and $5.7 million, respectively.

Write-off of property, plant and equipment — As a result of restructuring activities in 2018 effecting certain leased facilities, the Company recorded a restructuring charge of $0.9 million to write-off certain leasehold improvements associated with the facilities. As part of the restructuring plan initiated as a result of the Pace combination, the Company recorded a restructuring charge of $1.8 million in 2017 related to the write-off of property, plant and equipment associated with a closure of a facility. This restructuring plan was related to the Corporate segment.

Acquisition

Acquisition expenses were approximately $9.7 million, $74.5 million and $29.0 million for the years ended December 31, 2018, 2017 and 2016, respectively. In 2018, acquisition costs include banker fees related to the proposed CommScope transaction. In 2017, acquisition expenses included $61.5 million relates to the cash settlement of stock-based awards held by transferring employees for the Ruckus Networks acquisition. These expenses primarily related to the acquisition of Ruckus Networks and consisted of banker and other fees.

Integration

Integration expenses were approximately $4.6 million, $2.9 million and $24.2 million for the years ended December 31, 2018, 2017 and 2016, respectively. The expense was related to outside services and other integration related activities following the Ruckus Networks and Pace acquisitions.

Note 15. Lease Financing Obligation

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

At December 31, 2018, the minimum lease payments required on the financing obligation were as follows (in thousands):

2019	$4,388
2020	4,520
2021	4,655
2022	4,795
2023	4,939
Thereafter through 2025	6,368

Total minimum lease payments	$29,665

Note 16. Indebtedness

The following is a summary of indebtedness and lease financing obligations (in thousands):

	As of December 31, 2018	As of December 31, 2017
Current liabilities:
Term A loan	$19,550	$19,550
Term A-1 loan	62,500	62,500
Term B-3 loan	5,450	5,450
Lease finance obligation	1,050	870
Current obligations	88,550	88,370
Current deferred financing fees and debt discount	(4,688)	(4,811)
	83,862	83,559
Noncurrent liabilities:
Term A loan	347,013	366,562
Term A-1 loan	1,109,375	1,171,875
Term B-3 loan	530,012	535,463
Revolver	—	—
Lease finance obligation	59,982	61,032
Noncurrent obligations	2,046,382	2,134,932
Noncurrent deferred financing fees and debt discount	(14,000)	(18,688)
	2,032,382	2,116,244
Total	$2,116,244	$2,199,803

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

Interest rates on borrowings under the senior secured credit facilities are set forth in the table below.

	Rate	As of December 31, 2018
Term Loan A	LIBOR + 1.75%	4.27%
Term Loan A-1	LIBOR + 1.75%	4.27%
Term Loan B-3	LIBOR + 2.25%	4.77%
Revolving Credit Facility (1)	LIBOR + 1.75%	Not Applicable

(1)	Includes unused commitment fee of 0.30% and letter of credit fee of 1.75% not reflected in interest rate above.

The Credit Agreement provides for adjustments to the interest rates paid on the Term Loan A, Term Loan A-1, Term Loan B-3 and Revolving Credit Facility based upon the achievement of certain leverage ratios.

Borrowings under the senior secured credit facilities are secured by first priority liens on substantially all of the assets of ARRIS and certain of its present and future subsidiaries who are or become parties to, or guarantors under, the Credit Agreement governing the senior secured credit facilities. The Credit Agreement provides terms for mandatory prepayments and optional prepayments and commitment reductions. The Credit Agreement also includes events of default, which are customary for facilities of this type (with customary grace periods, as applicable), including provisions under which, upon the occurrence of an event of default, all amounts outstanding under the credit facilities may be accelerated. The Credit Agreement contains usual and customary limitations on indebtedness, liens, restricted payments, acquisitions and asset sales in the form of affirmative, negative and financial covenants, which are customary for financings of this type, including the maintenance of a minimum interest coverage ratio and a maximum leverage ratio. As of December 31, 2018, ARRIS was in compliance with all covenants under the Credit Agreement.

During 2018 and 2017, the Company made mandatory payments of approximately $87.5 million and $91.7 million, respectively, related to the senior secured credit facilities.

Other

As of December 31, 2018, the scheduled maturities of the contractual debt obligations are as follows (in thousands):

2019	$87,500
2020	87,500
2021	87,500
2022	1,297,738
2023	5,450
Thereafter	508,212

Note 17. Earnings Per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the periods indicated (in thousands, except per share data):

	For the Years Ended December 31,
	2018	2017	2016
Basic:
Net income attributable to ARRIS International plc	$113,740	$92,027	$18,100
Weighted average shares outstanding	180,147	187,133	190,701
Basic earnings per share	$0.63	$0.49	$0.09
Diluted:
Net income attributable to ARRIS International plc	$113,740	$92,027	$18,100
Weighted average shares outstanding	180,147	187,133	190,701
Net effect of dilutive shares	1,894	2,483	1,484
Total	182,041	189,616	192,185
Diluted earnings per share	$0.62	$0.49	$0.09

Potential dilutive shares include unvested restricted and performance awards and warrants.

For the year ended December 31, 2018, 2017 and 2016, approximately 1.5 million, 1.1 million and 0.9 million of the equity-based awards, respectively, were excluded from the computation of diluted earnings per share because their effect would have been anti-dilutive. These exclusions are made if the exercise price of these equity-based awards is in excess of the average market price of the shares for the period, or if the Company has net losses, both of which have an anti-dilutive effect.

During the twelve months ended December 31, 2018, the Company issued 2.7 million shares of its ordinary shares related to the vesting of restricted stock units, as compared to 2.6 million shares for the twelve months ended December 31, 2017.

Warrants have a dilutive effect in those periods in which the average market price of the shares exceeds the current effective exercise price (under the treasury stock method) and are not subject to performance conditions. There was no incremental vesting in the 2018 and 2017. During the fourth quarter of 2016, approximately 2.2 million warrants vested based on the amount of purchases of products and services by the customer from the Company. The dilutive effect of these vested shares was immaterial.

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

The Warrants will vest in tranches based on the amount of purchases of products and services by the customer from the Company. At December 31, 2018 and December 31, 2017, approximately 2.2 million Warrants were vested and outstanding, with a weighted average exercise price of $24.64, which vested based on the amount of purchases of products and services by the customers from the Company in 2016.

For the year ended December 31, 2018 and 2017, there were no adjustments related to the Warrants. For the year ended December 31, 2016, ARRIS recorded $30.2 million as a reduction to net sales in connection with Warrants. This transaction is considered an equity contract and is classified as such.

Note 19. Income Taxes

Income before income taxes (in thousands):

	Years Ended December 31,
	2018	2017	2016
U.K.	$(82,790)	$(64,177)	$(36,300)
U.S.	(97,137)	(159,951)	(149,605)
Other Foreign	262,869	245,331	209,997
	$82,942	$21,203	$24,092

Income tax (benefit) expense consisted of the following (in thousands):

	Years Ended December 31,
	2018	2017	2016
Current — U.K.	$8,167	$667	$81,822
U.S.	21,611	3,530	47,025
Other Foreign	14,690	25,347	31,552
	44,468	29,544	160,399
Deferred — U.K.	(20,280)	(22,254)	(23,177)
U.S.	(53,160)	(49,671)	(105,735)
Other Foreign	4,628	(2,540)	(16,356)
	(68,812)	(74,465)	(145,268)
Income tax (benefit) expense	$(24,344)	$(44,921)	$15,131

A reconciliation of the U.K. statutory income tax rate of 19.00% for 2018, 19.25% for 2017 and 20.00% for 2016 and the effective income tax rates is as follows:

	Years Ended December 31,
	2018	2017	2016
Statutory income tax rate	19.00%	19.25%	20.00%
Effects of:
State income taxes, net of federal benefit	(5.3)	11.0	(16.6)
U.S. domestic manufacturing deduction	—	(0.9)	(12.0)
Facilitative transaction costs	—	54.2	22.0
Research and development tax credits	(35.2)	(119.7)	(90.6)
Withholding taxes (U.K. entities)	4.2	12.4	245.5
U.K. stamp duty	0.5	—	9.4
Subpart F income	3.2	—	4.0
Changes in valuation allowance	—	35.1	6.0
Foreign tax credits	9.8	29.5	(14.0)
Non-deductible officer compensation	5.5	4.9	—
Non-U.K. tax rate differential	4.4	26.1	(50.9)
Benefit of other foreign tax regimes	(42.8)	(170.6)	(135.4)
Accrual of outside basis differences	7.9	(0.3)	0.9
Impacts of internal restructuring	(4.6)	—	—
Gain on sale of Taiwan factory	(5.2)	—	—
Change in tax rate	1.8	(105.0)	—
Uncertain tax positions	5.3	(13.1)	88.9
Other, net	2.2	5.3	(14.4)
	(29.4)%	(211.85)%	62.8%

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

The Company was required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, remeasuring its U.S. deferred tax assets and liabilities as well as reassessing the realizability of its deferred tax assets. Due to the timing of the enactment and the complexity in applying the provisions of the Act, the Company made reasonable estimates of the impact of the Act in its December 31, 2017 year end income tax provision in accordance with Staff Accounting Bulletin No. 118, its understanding of the Act and other relevant guidance available. As the Company collected and prepared necessary data, and interpreted the additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service, and other standard-setting bodies, we made certain adjustments, over the course of the year ended December 31, 2018, to the provisional amounts including refinement to deferred taxes and the one-time transition tax. The accounting for the effects of the Act has been completed as of December 31, 2018.

The Act required us to pay U.S. income taxes on accumulated foreign subsidiary earnings not previously subject to U.S. income tax. The provisional amount for one-time transition tax liability was not material as of December 31, 2017. During 2018, this amount was finalized and as of December 31, 2018 our one-time transition tax liability and income tax expense is zero.

Due to the change in the U.S. federal statutory rate from the Act, the Company remeasured the deferred taxes at December 31, 2017 to reflect the reduced rate. The Company recognized a provisional income tax benefit amount of ($22.3) million related to this remeasurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. Due to the finalization of the effects of the Tax Act the company recorded $1.5 million of income tax expense in the period ended December 31, 2018 related to the remeasurement of these deferred tax amounts.

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of ARRIS’s net deferred income tax assets (liabilities) were as follows (in thousands):

	December 31,
	2018	2017
Deferred income tax assets
Inventory costs	$21,471	$29,453
Property, plant and equipment	12,333	—
Accrued employee benefits	22,595	34,472
Accrued operating expenses	42,290	24,904
Reserves	13,144	16,434
Investments	—	8,796
Loss carryforwards	68,518	91,832
Research and development and other credits	181,851	164,841
Capitalized research and development	97,975	83,224
Other	26,157	17,379
Total deferred income tax assets	486,334	471,335

Deferred income tax liabilities:
Property, plant and equipment	—	(571)
Investments	(1,970)	—
Other liabilities	(3,026)	(7,190)
Goodwill and intangible assets	(262,660)	(325,283)
Total deferred income tax liabilities	(267,656)	(333,044)
Net deferred income tax assets	218,678	138,291
Valuation allowance	(90,057)	(91,743)
Net deferred income tax assets	$128,621	$46,548

Significant attributes of ARRIS’s deferred tax assets related to loss carryforwards and tax credits were as follows: (in thousands):

	2018	2017	Expiration
Net operating loss carryforwards (“NOL”):
U.S. federal (1)	$7,117	$27,405	2019 - 2029
Georgia	15,211	15,948	2019 - 2038
Pennsylvania	17,400	17,687	2019 - 2038
Other U.S. states	10,944	12,236	2019 - 2038
Non-U.S.	17,846	18,556	Varies (2)
Total tax effected loss carryforward	$68,518	$91,832

Tax credit carryforwards:
U.S. federal R&D	$119,257	$103,581	2019 - 2038
Other U.S. federal	—	5,742
California R&D	40,335	34,208	Indefinite
Other U.S. states R&D	22,259	21,310	2019 - 2038

Total credit carryforward	$181,851	$164,841

(1)	Gross of tax effect U.S. Federal operating loss carryforwards are $33.9 million for the year ended December 31, 2018 and $130.5 million for the year ended December 31, 2017.

(2)	$2.9 million of this amount is located in Mexico and Israel, both of which have an expiration of ten years, Canadian NOLs expire within 16 years and all other foreign NOLs have an indefinite carryforward life.

ARRIS’ ability to use U.S. federal, state, and other foreign net operating loss carryforwards to reduce future taxable income, or to use U.S. federal and state research and development tax credits and other carryforwards to reduce future income tax liabilities, is subject to the ability to generate sufficient taxable income of an appropriate characterization in the appropriate taxing jurisdictions. In some instances, the utilization is also subject to restrictions attributable to change of ownership during prior tax years. as defined by appropriate law in the relevant taxing jurisdiction. These limitations, as noted above, prevent the Company from utilizing certain deferred tax assets and were considered in establishing our valuation allowances.

Components of ARRIS’s valuation allowance were as follows (in thousands):

	2018	2017
U.S. federal R&D	$(5,239)	$(8,578)
Other U.S. federal	(1,585)	(4,241)
Georgia NOL	(14,478)	(15,008)
Pennsylvania NOL	(9,887)	(10,068)
Other state NOL	(9,111)	(8,988)
California R&D	(25,994)	(18,773)
Other state R&D	(15,635)	(15,606)
Non-U.S. NOL	(8,128)	(10,481)
Ending balance	$(90,057)	$(91,743)

A roll-forward analysis of our deferred tax asset valuation allowances is as follows (in thousands):

	For the Period ended December 31,
	2018	2017	2016
Beginning balance	$91,743	$57,772	$87,788
Additions	13,082	52,680	17,973
Reductions	(14,768)	(18,709)	(47,989)
Ending balance	$90,057	$91,743	$57,772

During 2018 the Company changed its indefinite reinvestment assertion and therefore recorded deferred income taxes on a portion of the unremitted earnings of certain subsidiaries. As of December 31, 2018, no deferred taxes have been provided for the portion of the unremitted earnings of certain of the Company’s subsidiaries. The earnings amount to approximately $20.9 million which if distributed may result in additional taxes. Determination of the amount of additional taxes is not practicable because of the complexities associated with this hypothetical calculation. The remaining unremitted earnings of foreign subsidiaries for which the Company does not assert indefinite reinvestment have a deferred tax liability recorded of $8.7 million.

Tabular Reconciliation of Unrecognized Tax Benefits (in thousands):

	For the Period ended December 31,
	2018	2017	2016
Beginning balance	$174,225	$128,053	$49,919
Gross increases — tax positions in prior period	7,055	6,783	8,068
Gross decreases — tax positions in prior period	(6,368)	(21,409)	(5,700)
Gross increases — current-period tax positions	24,767	24,551	27,774
Changes from acquired businesses	(34,199)	39,420	60,796
Changes related to foreign currency translation and remeasurement	(2,284)	1,545	(1,087)
Decreases relating to settlements with taxing authorities and other	(202)	(686)	(3,933)
Decreases due to lapse of statute of limitations	(13,122)	(4,032)	(7,784)
Ending balance	$149,872	$174,225	$128,053

The Company and its subsidiaries file income tax returns in the U.S. and U.K. jurisdictions, and various state and other foreign jurisdictions. As of December 31, 2018, the Company and its subsidiaries were under income tax audit in various jurisdictions including the United Kingdom (2013 onwards), the United States (2015 onwards), Hong Kong (2014 onwards), Brazil (2010, 2012 and 2014 onwards) and various states and other foreign countries. ARRIS does not anticipate audit adjustments in excess of its current accrual for uncertain tax positions.

Liabilities related to uncertain tax positions inclusive of interest and penalties were $153.6 million and $178.2 million at December 31, 2018 and 2017, respectively. These liabilities at December 31, 2018 and 2017 were reduced by $34.6 million and $29.6 million, respectively, for offsetting benefits from the corresponding effects of potential transfer pricing adjustments, state income taxes and other unrecognized tax benefits. These offsetting benefits are recorded in other non-current assets and noncurrent deferred income taxes. The net result of $119.0 million and $148.6 million at December 31, 2018 and 2017, respectively, if recognized and released, would favorably affect tax expense.

Included in the net result of $119.0 million as of December 31, 2018, is $5.2 million of net acquired uncertain tax positions related to Ruckus Networks. This amount is fully indemnified and offset by a corresponding indemnification asset recorded in other non-current assets.

The Company reported approximately $3.7 million and $4.0 million, respectively, of interest and penalty accrual related to the anticipated payment of these potential tax liabilities as of December 31, 2018 and 2017. The Company classifies interest and penalties recognized on the liability for uncertain tax positions as income tax expense.

Based on information currently available, the Company anticipates that over the next twelve-month period, statutes of limitations may close and audit settlements will occur relating to existing unrecognized tax benefits of approximately $12.1 million primarily arising from U.K. and U.S. federal and state tax related items.

Note 20. Stock-Based Compensation

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

The following table summarizes ARRIS’s unvested restricted stock unit (excluding performance-related) transactions during the year ending December 31, 2018:

	Ordinary Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2017	7,360,344	$26.18
Granted	3,930,880	26.50
Vested	(2,730,727)	26.38
Forfeited	(854,110)	26.79
Unvested at December 31, 2018	7,706,387	26.20

Restricted Shares Units — Subject to Comparative Market Performance

ARRIS grants to certain employees restricted shares units, in which the number of shares to be issued is dependent upon the Company’s total shareholder return as compared to the shareholder return of the NASDAQ composite over a three-year period. The number of shares which could potentially be issued ranges from zero to 200% of the target award. For the awards granted in 2016, the three-year measurement period ended on December 31, 2018. The Company’s total shareholder return underperformed the NASDAQ composite over the three-year period. This resulted in zero achievement of the target award, subject to separate treatment under terms of the Acquisition Agreement with CommScope. The remaining grants outstanding that are subject to market performance are 532,385 shares at target; at 200% performance 1,064,770 would be issued. Compensation expense is recognized on a straight-line basis over the three-year measurement period and is based upon the fair market value of the shares expected to vest. The fair value of the restricted share units is estimated on the date of grant using a Monte Carlo Simulation model.

	Market Performance Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2017	1,345,060	$22.73
Granted	596,540	27.29
Vested	—	—
Performance adjustment	(820,920)	22.14
Unvested at December 31, 2018	1,120,680	25.58

The total fair value of restricted share units, including both non-performance and performance-related shares, that vested during 2018, 2017 and 2016 was $73.8 million, $76.1 million and $52.3 million, respectively.

Employee Stock Purchase Plan (“ESPP”)

ARRIS offers an ESPP to certain employees. The plan complies with Section 423 of the U.S. Internal Revenue Code, which provides that employees will not be immediately taxed on the difference between the market price of the stock and a discounted purchase price if it meets certain requirements. Participants can request that up to 10% of their base compensation be applied toward the purchase of ARRIS ordinary shares under ARRIS’s ESPP. Purchases by any one participant are limited to $25,000 (based upon the fair market value) in any one year. The exercise price is the lower of 85% of the fair market value of the ARRIS ordinary shares on either the first day of the purchase period or the last day of the purchase period. A plan provision which allows for the more favorable of two exercise prices is commonly referred to as a “look-back” feature. Any discount offered in excess of five percent generally will be considered compensatory and appropriately is recognized as compensation expense. Additionally, any ESPP offering a look-back feature is considered compensatory. ARRIS uses the Black-Scholes option valuation model to value shares issued under the ESPP. The valuation is comprised of two components; the 15% discount of a share of ordinary shares and 85% of a six-month option held (related to the look-back feature). The weighted average assumptions used to estimate the fair value of purchase rights granted under the ESPP for 2018, 2017 and 2016, were as follows: risk-free interest rates of 2.3%, 1.2% and 0.5%, respectively; a dividend yield of 0%; volatility factor of the expected market price of ARRIS’s stock of 0.27, 0.28, and 0.37, respectively; and a weighted average expected life of 0.5 year for each. The Company recorded stock compensation expense related to the ESPP of approximately $5.7 million, $4.8 million and $4.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Unrecognized Compensation Cost

As of December 31, 2018, there was approximately $161.9 million of total unrecognized compensation cost related to unvested share-based awards granted under the Company’s incentive plans. This compensation cost is expected to be recognized over a weighted-average period of 2.8 years.

Note 21. Employee Benefit Plans

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

No minimum funding contributions was required in 2018 under the Company’s U.S. defined benefit, however the Company made a contribution of $1.8 million for the year ended December 31, 2018 to fully fund the plan termination. For the year ended December 31, 2017, the Company made a voluntary minimum funding contribution of $1.4 million to its U.S defined benefit plan. The Company also made funding contributions of $1.8 million and $1.2 million related to our non-U.S. pension plan in 2018 and 2017, respectively.

The Company established a rabbi trust to fund the pension obligations of the Executive Chairman under his SERP including the benefit under the Company’s non-qualified defined benefit plan. In October 2018, the full SERP obligation was distributed to the Executive Chairman and no further obligation exists. In addition, the Company has established a rabbi trust for certain executive officers to fund the Company’s pension liability to those officers under the non-qualified plan.

In late 2017, the Company commenced the process of terminating its U.S. defined benefit pension plan. The plan’s termination was approved and the Company proceeded with effecting termination, settlement of the plan obligations was completed by December 31, 2018.  The plan's deferred actuarial losses of $9.2 million remaining in Accumulated other comprehensive (loss) income were recognized as expense.

ARRIS also provides a non-contributory defined benefit plan which cover employees in Taiwan. Any other benefit plans outside of the U.S. are not material to ARRIS either individually or in the aggregate. As a result of restructuring activities in conjunction with the sale of the Taiwan manufacturing facility, the Company recorded a partial curtailment of the plan and recognized a deferral actuarial gain of $3.5 million as income from Accumulated other comprehensive (loss) income.

The following table summarizes the change in projected benefit obligations, fair value of plan assets and the funded status of pension plan for the years ended December 31, 2018 and 2017 (in thousands):

	U.S. Pension Plans		Non-U.S. Pension Plans
	2018	2017	2018	2017
Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$49,220	$45,270	$38,136	$35,706
Service cost	—	—	615	664
Interest cost	1,382	1,733	393	486
Actuarial (gain) loss	(2,571)	3,868	(139)	121
Benefit payments	(1,766)	(1,651)	—	—
Settlements	(36,585)	—	(31,544)	(1,596)
Foreign currency	—	—	(1,058)	2,755
Projected benefit obligation at end of year	$9,680	$49,220	$6,403	$38,136

Change in Plan Assets:
Fair value of plan assets at beginning of year	$19,664	$18,510	$20,324	$19,011
Actual return on plan assets	76	949	689	183
Company contributions	18,611	1,856	1,722	1,259
Expenses and benefits paid from plan assets	(1,766)	(1,651)	—	—
Settlements	(36,585)	—	(19,217)	(1,596)
Foreign currency	—	—	(564)	1,467
Fair value of plan assets at end of year (1)	$—	$19,664	$2,954	$20,324

Funded Status:
Funded status of plan	$(9,680)	$(29,557)	$(3,449)	$(17,812)
Unrecognized actuarial loss (gain)	1,334	13,981	(592)	(1,857)
Net amount recognized	$(8,346)	$(15,576)	$(4,041)	$(19,669)

(1)	In addition to the U.S. pension plan assets, ARRIS has established two rabbi trusts to further fund the pension obligations of the Executive Chairman and certain executive officers. The obligation for the Executive Chairman was distributed in the fourth quarter of 2018. The balance in the trusts as of December 31, 2018 and 2017 are $9.7 million and $25.4 million, respectively, and are included in Investments on the Consolidated Balance Sheets.

Amounts recognized in the statement of financial position consist of (in thousands):

	U.S. Pension Plans		Non-U.S. Pension Plans
	2018	2017	2018	2017
Current liabilities	$(520)	$(17,670)	$—	$—
Noncurrent liabilities	(9,160)	(11,887)	(3,449)	(17,812)
Accumulated other comprehensive loss (income)(1)	1,334	13,981	(592)	(1,857)
Total	$(8,346)	$(15,576)	$(4,041)	$(19,669)

(1)	The Accumulated other comprehensive (loss) income on the Consolidated Balance Sheets as of December 31, 2018 and 2017 is presented net of income tax.

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) are as follows (in thousands):

	U.S. Pension Plans			Non-U.S. Pension Plans
	2018	2017	2016	2018	2017	2016
Net (gain) loss	$(2,399)	$3,814	$2,068	$(562)	$261	$225
Amortization of net gain (loss)	(1,012)	(552)	(544)	—	78	248
Adjustments	—	—	—	—	—	1,849
Settlements	(9,236)	—	—	1,776	—	—
Foreign currency	—	—	—	—	—	31
Total recognized in other comprehensive (loss) income	$(12,647)	$3,262	$1,524	$1,214	$339	$2,353

Information for defined benefit plans with accumulated benefit obligations or projected benefit obligation in excess of plan assets as of December 31, 2018 and 2017 is as follows (in thousands):

	U.S. Pension Plans		Non-U.S. Pension Plans
	2018	2017	2018	2017
Accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	$9,680	$49,220	$4,374	$29,741
Fair value of plan assets	—	19,664	2,954	20,324
Projected benefit obligation in excess of plan assets:
Projected benefit obligation	9,680	49,220	6,403	38,136
Fair value of plan assets	—	19,664	2,954	20,324

Net periodic pension cost for 2018, 2017 and 2016 for pension and supplemental benefit plans includes the following components (in thousands):

	U.S. Pension Plans			Non-U.S. Pension Plans
	2018	2017	2016	2018	2017	2016
Service cost	$—	$—	$—	$615	$664	$703
Interest cost	1,382	1,733	1,751	393	486	614
Return on assets (expected)	(248)	(895)	(795)	(266)	(323)	(275)
Amortization of net actuarial loss(gain) (1)	1,012	552	544	—	(78)	(70)
Settlement charge (benefit)	9,236	—	—	(3,571)	—	(178)
Adjustments	—	—	—	—	—	(1,849)
Foreign currency	—	—	—	—	—	(31)

Net periodic pension cost	$11,382	$1,390	$1,500	$(2,829)	$749	$(1,086)

(1)	ARRIS uses the allowable 10% corridor approach to determine the amount of gains/losses subject to amortization in pension cost. Gains/losses are amortized on a straight-line basis over the average future service of members expected to receive benefits

Estimated amounts to be amortized from accumulated other comprehensive (loss) income into net periodic benefit costs in the year ending December 31, 2019 based on December 31, 2018 plan measurements are $0.1 million, consisting primarily of amortization of the net actuarial loss in the U.S. pension plans.

The assumptions used to determine the benefit obligations as of December 31, 2018, 2017 and 2016 are as set forth below (in percentage):

	U.S. Pension Plans			Non-U.S. Pension Plans
	2018	2017	2016	2018	2017	2016
Weighted-average assumptions used to determine benefit obligations:
Discount rate	4.05%	3.45%	3.90%	1.00%	1.10%	1.30%
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A

Weighted-average assumptions used to determine net periodic benefit costs:
Discount rate	3.50%	3.90%	4.15%	1.10%	1.30%	1.70%
Expected long-term rate of return on plan assets	N/A	5.00%	6.00%	1.40%	1.40%	1.60%
Rate of compensation increase (1)	N/A	N/A	N/A	4.00%	3.00%	3.00%

(1)	Represent an average rate for the non-U.S. pension plans. Rate of compensation increase is 4.00% for indirect labor for 2018, 2017 and 2016, and 2.00% for direct labor for 2017 and 2016.

The expected long-term rate of return on assets is derived using the building block approach which includes assumptions for the long-term inflation rate, real return, and equity risk premiums.

No minimum funding contributions are required for 2019 for the U.S. Pension plan, however the Company may make a voluntary contribution. The Company estimates it will make funding contributions $0.3 million in 2019 for the non-U.S. plan.

As of December 31, 2018, the expected benefit payments related to the Company’s defined benefit pension plans during the next ten years are as follows (in thousands):

	U.S. Pension Plans	Non-U.S. Pension Plans
2019	$520	$158
2020	520	154
2021	530	553
2022	530	246
2023	640	309
2024— 2028	3,320	2,309

The investment strategies of the plans place a high priority on benefit security. The plans invest conservatively so as not to expose assets to depreciation in adverse markets. The plans’ strategy also places a high priority on earning a rate of return greater than the annual inflation rate along with maintaining average market results. The plan has targeted asset diversification across different asset classes and markets to take advantage of economic environments and to also act as a risk minimizer by dampening the portfolio’s volatility. The following table summarizes the weighted average pension asset allocations as December 31, 2018 and 2017:

	U.S. Pension Plans
	Target		Actual
	2018	2017	2018	2017
Equity securities	—	—	—	—
Debt securities	—	—	—	—
Cash and cash equivalents	—	80% - 100%	—	100%

Asset allocation for the non-U.S. pension assets is 100% in money market investments.

The following table summarizes the Company’s U.S. pension plan assets by category and by level (as described in Note 8 Fair Value Measurements of the Notes to the Consolidated Financial Statements) as of December 31, 2017 (in thousands):

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (1)	$19,662	$2	$—	$19,664
Total	$19,662	$2	$—	$19,664

(1)	Cash and cash equivalents, which are used to pay benefits and administrative expenses, are held in money market and stable value fund.
(2)	Equity securities consist of mutual funds and the underlying investments are indexes. Investments in mutual funds are valued at the net asset value per share multiplied by the number of shares held.
(3)	Fixed income securities consist of bonds securities in mutual funds and are valued at the net asset value per share multiplied by the number of shares held.

Other Benefit Plans

ARRIS has established defined contribution plans pursuant to the Internal Revenue Code Section 401(k) that cover all eligible U.S. employees. ARRIS contributes to these plans based upon the dollar amount of each participant’s contribution. ARRIS made matching contributions to these plans of approximately $22.8 million, $16.5 million and $16.4 million in 2018, 2017 and 2016, respectively.

The Company has a deferred compensation plan that does not qualify under Section 401(k) of the Internal Revenue Code and is available to key executives of the Company and certain other employees. Employee compensation deferrals and matching contributions are held in a rabbi trust. The total of net employee deferrals and matching contributions, which is reflected in other long-term liabilities, was $5.4 million and $5.7 million at December 31, 2018 and 2017, respectively. Total expenses included in continuing operations for the matching contributions were approximately $0.1 million and $0.3 million in 2018 and 2017, respectively.

The Company previously offered a deferred compensation arrangement, which allowed certain employees to defer a portion of their earnings and defer the related income taxes. As of December 31, 2004, the plan was frozen and no further contributions are allowed. The deferred earnings are invested in a rabbi trust. The total of net employee deferral and matching contributions, which is reflected in other long-term liabilities, was $2.0 million and $3.1 million at December 31, 2018 and 2017, respectively.

The Company also has a deferred retirement salary plan, which was limited to certain current or former officers. The present value of the estimated future retirement benefit payments is being accrued over the estimated service period from the date of signed agreements with the employees. The accrued balance of this plan, the majority of which is included in other long-term liabilities, were $1.9 million and $1.5 million at December 31, 2018 and 2017, respectively. Total expenses (income) included in continuing operations for the deferred retirement salary plan were approximately $0.4 million and $0.2 million for 2018 and 2017, respectively.

Note 22. Accumulated Other Comprehensive (Loss) Income

The following table summarizes the changes in accumulated other comprehensive (loss) income by component, net of taxes, for the year ended December 31, 2018 and 2017 (in thousands):

	Available-for sale securities	Derivative instruments	Pension obligations	Cumulative translation adjustments	Total Accumulated Other Comprehensive Income (Loss)	Less AOCI attributable to Non- controlling Interest	Total ARRIS International plc AOCI
Balance, December 31, 2016	$137	$671	$(6,810)	$9,281	$3,279	$12	$3,291
Other comprehensive (loss) income before reclassifications	471	3,790	(2,487)	(2,050)	(276)	51	(225)
Amounts reclassified from accumulated other comprehensive (loss) income	54	1,128	304	—	1,486	—	1,486
Net current-period other comprehensive (loss) income	525	4,918	(2,183)	(2,050)	1,210	51	1,261
Balance as of December 31, 2017	$662	$5,589	$(8,993)	$7,231	$4,489	$63	$4,552

	Available-for sale securities	Derivative instruments	Pension obligations	Cumulative translation adjustments	Total Accumulated Other Comprehensive Income (Loss)	Less AOCI attributable to Non- controlling Interest	Total ARRIS International plc AOCI
Balance, December 31, 2017	$662	$5,589	$(8,993)	$7,231	$4,489	$63	$4,552
Other comprehensive (loss) income before reclassifications (1)	(668)	1,091	2,338	(24,110)	(21,349)	(43)	(21,392)
Amounts reclassified from accumulated other comprehensive (loss) income	6	(2,774)	6,263	—	3,495	—	3,495
Net current-period other comprehensive (loss) income	(662)	(1,683)	8,601	(24,110)	(17,854)	(43)	(17,897)
Balance as of December 31, 2018	$—	$3,906	$(392)	$(16,879)	$(13,365)	$20	$(13,345)

(1)	The change in unrealized gains (losses) on available-for-sale securities included a $0.7 million adjustment of net unrealized gain related to marketable equity securities from Accumulated other comprehensive (loss) income to opening Accumulated deficit as a result of the adoption of accounting standard Recognition and Measurement of Financial Assets and Financial Liabilities on January 1, 2018.

Note 23. Repurchases of Stock

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

During 2018, the Company repurchased 13.9 million of its ordinary shares for $353.1 million at an average stock price of $25.38. The remaining authorized amount for share repurchases was $546.9 million as of December 31, 2018.

During 2017, ARRIS repurchased 7.5 million shares of its ordinary shares at an average price of $26.12 per share, for an aggregate consideration of approximately $197.0 million.

Unless terminated earlier by a Board resolution, this new plan will expire when ARRIS has used all authorized funds for repurchase. However, U.K. law also generally prohibits a company from repurchasing its own shares through “off market purchases” without prior approval of shareholders because we are not traded on a recognized investment exchange in the U.K. This shareholder approval lasts for a maximum period of five years. Prior to and in connection with the Pace combination, we obtained approval to purchase our own shares. This authority to repurchase shares terminates in January 2021, unless otherwise reapproved by our shareholders. Under the terms of the Acquisition Agreement, the Company has agreed not to purchase additional shares prior to the closing of the Acquisition without the consent of CommScope.

Note 24. Commitments and Contingencies

General Matters

ARRIS leases office, distribution, and warehouse facilities as well as equipment under long-term leases expiring at various dates through 2027. Included in these operating leases are certain amounts related to restructuring activities; these lease payments and related sublease income are included in restructuring accruals on the Consolidated Balance Sheets. Future minimum operating lease payments under non-cancelable leases at December 31, 2018 were as follows (in thousands):

Operating Leases
2019	$34,495
2020	29,824
2021	27,092
2022	22,207
2023	18,623
Thereafter	27,605
Less sublease income	(3,637)
Total minimum lease payments	$156,209

Total rental expense for all operating leases amounted to approximately $32.1 million, $26.4 million and $34.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Additionally, the Company had contractual obligations of approximately $595.4 million under agreements with non-cancelable terms to purchase goods or services over the next year. All contractual obligations outstanding at the end of prior years were satisfied within a 12-month period, and the obligations outstanding as of December 31, 2018 are expected to be satisfied by the end of 2019.

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

Due to the nature of the Company’s business, it is subject to patent infringement claims, including current suits against it or one or more of its wholly-owned subsidiaries, or one or more of our customers who may seek indemnification from us, alleging infringement by various Company products and services. The Company believes that it has meritorious defenses to the allegations made in its pending cases and intends to vigorously defend these lawsuits; however, it is currently unable to determine the ultimate outcome of these or similar matters. Accordingly, the Company is currently unable to reasonably estimate the possible loss or range of possible loss for any of the matters identified in Part I, Item 3 “Legal Proceedings”. The results in litigation are unpredictable and an adverse resolution of one or more of such matters not included in the estimate provided, or if losses are higher than what is currently estimated, it could have a material adverse effect on our business, financial position, results of operations or cash flows. In addition, the Company is a defendant in various litigation matters generally arising out of the normal course of business. (See Part I, Item 3 “Legal Proceedings” for additional details).

Note 25. Summary Quarterly Consolidated Financial Information (unaudited)

The following table summarizes ARRIS’s quarterly consolidated financial information (in thousands, except per share data):

	Quarters in 2018 Ended,
	March 31,	June 30,	September 30,	December 31, (1)(2)
Net sales	$1,577,710	$1,726,540	$1,651,248	$1,787,142
Gross margin	475,683	498,755	465,189	479,232
Operating income (loss)	12,919	44,873	53,021	68,072
Net (loss) income attributable to ARRIS International plc.	$(13,600)	$35,754	$47,079	$44,507
Net (loss) income per basic share	$(0.07)	$0.19	$0.26	$0.26
Net (loss) income per diluted share	$(0.07)	$0.19	$0.26	$0.25

	Quarters in 2017 Ended
	March 31,	June 30,	September 30,	December 31,(3)(4)(5)(6)
Net sales	$1,483,105	$1,664,170	$1,728,524	$1,738,593
Gross margin	337,257	403,357	431,155	494,470
Operating (loss) income	(4,084)	55,636	84,157	(12,698)
Net (loss) income attributable to ARRIS International plc.	$(39,098)	$30,336	$88,320	$12,469
Net (loss) income per basic share	$(0.21)	$0.16	$0.47	$0.07
Net (loss) income per diluted share	$(0.21)	$0.16	$0.47	$0.07

Year 2018

(1)	For the quarter ended December 31, 2018, the Company recorded a gain on the sale of its Taiwan factory and certain equipment of $13.3 million.

(2)	In the fourth quarter, the Company recorded losses of $5.7 million associated with the settlement and partial curtailment of its U.S. and Taiwan pension plans.

Year 2017

(3)	For the quarter ended December 31, 2017, the Company recorded an increase to net sales of $8.1 million, to reverse previous quarters reduction in net sales in connection with Warrants.

(4)	In the fourth quarter of 2017, the Company recorded partial impairments of goodwill and indefinite-lived tradenames of $51.2 million and $3.8 million, respectively, acquired in our ActiveVideo acquisition and included as part of our Cloud TV reporting unit, of which $19.3 million is attributable to noncontrolling interest.

(5)	In the fourth quarter of 2017, the Company recorded acquisition costs of $61.5 million related to the cash settlement of stock-based awards held by transferring employees.

(6)	During 2017, the Company recorded a foreign currency remeasurement loss of $10.5 million related primarily to a deferred income tax liability, in the United Kingdom. This deferred income tax liability is denominated in GBP. The foreign currency remeasurement gain derives from the remeasurement of the GBP deferred income tax liability to the USD, since the date of the acquisition.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Information relating to directors and officers of ARRIS, the Audit Committee of the board of directors and stockholder nominations for directors will be set forth under the captions entitled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Committees Composition and Meeting Attendance” in the Company’s Proxy Statement for the Annual General Meeting of Stockholders to be held in 2019 (the “Proxy Statement”), or will be included in an amendment to this Annual Report on Form 10-K and, in either case, is incorporated herein by reference. Certain information concerning the executive officers of the Company is set forth in Part I of this document under the caption entitled “Executive Officers of the Company.”

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

ARRIS’s board of directors has identified each of Doreen A. Toben, chairperson of the Audit Committee, and J. Timothy Bryan, as an “audit committee financial expert”, as defined by the SEC.

Item 11. Executive Compensation

Information regarding compensation of officers and directors of ARRIS will be set forth under the captions entitled “Executive Compensation,” “Compensation of Directors,” “Employment Contracts and Termination of Employment and Change-In-Control Arrangements,” “Committee Composition and Meeting Attendance,” and “Compensation Committee Report” in the Proxy Statement or will be included in an amendment to this Annual Report on Form 10-K and, in either case, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners, Management and Related Stockholders Matters

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information concerning our ordinary shares that may be issued under all equity compensation plans as of December 31, 2018:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in 1st Column) (2)
Equity compensation plans approved by security holders	8,721,547	—	12,696,165
Equity compensation plans not approved by security holders	—	—	—
Total	8,721,547	—	12,696,165

(1)	The total number of securities to be issued upon exercise of outstanding options, warrants and rights consists of, upon vesting, restricted shares of 8,721,547.

(2)	Represents securities available for future issuance under current plans. 12,969,165 stock options or 6,789,393 restricted shares are available under for issuance the ARRIS 2016 Stock Incentive Plan (the “2016 Plan”). The 2016 Plan has been designed to allow for flexibility in the form of awards; awards denominated in shares of common stock other than stock options and stock appreciation rights will be counted against the plan limit as 1.87 shares for every one share covered by such an award. 3,820,630 shares are available for issuance under the 2001 Employee Stock Purchase Plan, which is in compliance with Section 423 of the U.S. Internal Revenue Code.

Information regarding ownership of ARRIS ordinary shares is set forth under the captions entitled “Equity Compensation Plan Information,” “Security Ownership of Management and Directors” and “Security Ownership of Principal Shareholders” in the Proxy Statement or will be included in an amendment to this Annual Report on Form 10-K and, in either case, is incorporated herein by reference.

Item 13. Certain Relationships, Related Transactions, and Director Independence

Information regarding certain relationships, related transactions with ARRIS, and director independence is set forth under the captions entitled “Compensation of Directors,” “Certain Relationships and Related Party Transactions,” and “Election of Directors” in the Proxy Statement or will be included in an amendment to this Annual Report on Form 10-K and, in either case, is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information regarding principal accountant fees and services is set forth under the caption “An Ordinary Resolution to Ratify the Audit Committee’s Appointment of Ernst & Young LLP as our Independent Registered Public Accounting Firm for the Fiscal Year Ending December 31, 2018” in the Proxy Statement or will be included in an amendment to this Annual Report on Form 10-K and, in either case, is incorporated herein by reference.

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

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are ARRIS International plc filings unless otherwise noted

2.1(a)	Bid Conduct Agreement, dated as of November 8, 2018, between ARRIS International plc and CommScope Holding Company, Inc.	November 8, 2018 Form 8-K, Exhibit 2.1

2.1(b)	First Amendment to Bid Conduct Agreement, dated January 2, 2019	January 3, 2019 Form 8-K, Exhibit 2.1

3.1	Article of Association of ARRIS International plc (as of May 11, 2016)	May 12, 2016 Form 8-K, Exhibit 3.1

4.1	Form of Certificate for Ordinary Shares	December 31, 2015 Form 10-K of ARRIS Group, Inc., Exhibit 4.1

4.2	Registration Rights Agreement with General Instrument Holdings, Inc.	April 18, 2013, Form 8-K of ARRIS Group, Inc., Exhibit 4.1

4.3**	Warrant and Registration Rights Agreement dated June 29, 2016, with Comcast Cable Communications Management, LLC	July 5, 2016, Form 8-K, Exhibit 4.1

4.4**	Warrant and Registration Rights Agreement dated September 30, 2016, with Charter Communications Operating, LLC	October 6, 2016, Form 8-K, Exhibit 4.1

10.1(a)*	Amended and Restated Employment Agreement with Robert J. Stanzione, dated August 6, 2001	September 30, 2001 Form 10-Q of ARRIS Group, Inc., Exhibit 10.10(c)

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are ARRIS International plc filings unless otherwise noted

10.1(b)*	Supplemental Executive Retirement Plan for Robert J. Stanzione, effective August 6, 2001	September 30, 2001 Form 10-Q of ARRIS Group, Inc., Exhibit 10.10(d)

10.1(c)*	Amendment to Employment Agreement with Robert J. Stanzione, dated December 8, 2006	December 11, 2006 Form 8-K of ARRIS Group, Inc., Exhibit 10.7

10.1(d)*	Second Amendment to Amended and Restated Employment Agreement with Robert J. Stanzione, dated November 26, 2008	November 28, 2008 Form 8-K of ARRIS Group, Inc., Exhibit 10.8

10.1(e)*	First Amendment to the Robert Stanzione Supplemental Executive Retirement Plan, dated November 26, 2008	November 28, 2008 Form 8-K of ARRIS Group, Inc., Exhibit 10.9

10.1(f)*	Third Amendment dated September 1, 2016 to the Amended and Restated Employee Agreement with Robert Stanzione	September 2, 2016 Form 8-K, Exhibit 10.1

10.1(g)*	Fourth Amendment dated March 30, 2018 to the Amended and Restated Employee Agreement with Robert Stanzione	April 5, 2018 Form 8-K, Exhibit 99.1

10.2(b)*	First Amendment to Employment Agreement with David B. Potts, dated November 26, 2008	November 28, 2008 Form 8-K of ARRIS Group, Inc., Exhibit 10.6

10.3(a)*	Employment Agreement with Tim O’Loughlin dated January 4, 2016	March 31, 2017 Form 10-Q, Exhibit 10.1

10.4*	Amended and Restated Employment Agreement with Bruce McClelland effective as of September 1, 2016	August 24, 2016 Form 8-K, Exhibit 10.1

10.5*	Deed Poll of Indemnity with Directors	January 4, 2016 Form 8-K, Exhibit 10.1

10.6*	Form of Employment Agreement Waiver entered into with each Executive Officer as of January 3, 2014 (Pace combination)	January 4, 2016 Form 8-K, Exhibit 10.13

10.7*	Form of Opt Plan Waiver	January 4, 2016 Form 8-K, Exhibit 10.12

10.8(a)*	ARRIS International plc Amended and Restated Employee Stock Purchase Plan	January 4, 2016 Form 8-K, Exhibit 10.2

10.8(b)*	First Amendment to the Amended and Restated Employee Stock Purchase Plan	June 30, 2017 Form 10-Q, Exhibit 10.1

10.9*	ARRIS International plc 2011 Stock Incentive Plan	January 4, 2016 Form 8-K, Exhibit 10.3

10.10*	Broadband Parent Corporation 2001 Stock Incentive Plan	January 4, 2016 Form 8-K, Exhibit 10.4

10.11*	ARRIS Group, Inc. 2004 Stock Incentive Plan	January 4, 2016 Form 8-K, Exhibit 10.5

10.12*	ARRIS Group, Inc. 2007 Stock Incentive Plan	January 4, 2016 Form 8-K, Exhibit 10.6

10.13*	ARRIS Group, Inc. 2008 Stock Incentive Plan	January 4, 2016 Form 8-K, Exhibit 10.7

10.14*	BigBand Networks, Inc. 2007 Equity Incentive Plan	January 4, 2016 Form 8-K, Exhibit 10.8

10.15*	Pace Sharesave Plan	January 4, 2016 Form 8-K, Exhibit 10.9

10.16*	Assumption Agreement for benefit plans (Pace combination)	January 4, 2016 Form 8-K, Exhibit 10.10

10.17*	Form of Deed of Grant for Pace Sharesave Plan	January 4, 2016 Form 8-K, Exhibit 10.11

10.18*	Form of Stock Options Grant under 2001 and 2004 Stock Incentive Plans	March 31, 2005 Form 10-Q of ARRIS Group, Inc., Exhibit 10.20

10.19*	Form of Restricted Stock Grant under 2001 and 2004 Stock Incentive Plans	March 31, 2005 Form 10-Q of ARRIS Group, Inc., Exhibit 10.21

10.20*	Form of Incentive Stock Option Agreement	September 30, 2007, Form 10-Q of ARRIS Group, Inc., Exhibit 10.1

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are ARRIS International plc filings unless otherwise noted

10.21*	Form of Nonqualified Stock Option Agreement	September 30, 2007, Form 10-Q of ARRIS Group, Inc., Exhibit 10.2

10.22*	Form of Restricted Stock Award Agreement	September 30, 2007, Form 10-Q of ARRIS Group, Inc., Exhibit 10.3

10.23*	Form of Nonqualified Stock Options Agreement	April 11, 2008, Form 8-K of ARRIS Group, Inc., Exhibit 10.1

10.24*	Form of Restricted Stock Grant	April 11, 2008, Form 8-K of ARRIS Group, Inc., Exhibit 10.2

10.25*	Form of Restricted Stock Unit Grant	April 11, 2008, Form 8-K of ARRIS Group, Inc., Exhibit 10.3

10.26*	Form of Restricted Stock Agreement	March 31, 2009, Form 10-Q of ARRIS Group, Inc., Exhibit 10.24

10.27*	Form of Restricted Stock Unit	March 31, 2009, Form 10-Q of ARRIS Group, Inc., Exhibit 10.25

10.28*	Assumption Agreement for Benefit Plans (Motorola Home acquisition)	April 16, 2013, Form 8-K of ARRIS Group, Inc., Exhibit 10.1

10.29*	Form of Restricted Stock Grant Award Agreement under 2011 and 2016 Stock Incentive Plans	April 16, 2013, Form 8-K of ARRIS Group, Inc., Exhibit 10.3

10.30*	Form of Change of Control Waiver (Motorola Home acquisition)	April 16, 2013, Form 8-K of ARRIS Group, Inc., Exhibit 10.4

10.31(a)	Amended and Restated Credit Agreement dated as of June 18, 2015	June 19, 2015, Form 8-K of ARRIS Group, Inc., Exhibit 10.1

10.31(b)	Third Amendment and Consent to Amended and Restated Credit Agreement dated as of October 17, 2017	October 19, 2017, Form 8-K, Exhibit 10.1

10.31(c)	Fourth Amendment and Consent to Amended and Restated Credit Agreement dated as of December 20, 2017	December 26, 2017, Form 8-K, Exhibit 10.1

10.32*	ARRIS International plc 2016 Stock Incentive Plan	May 12, 2016, Form 8-K, Exhibit 10.1

21	Subsidiaries of the Registrant	Filed herewith.

23	Consent of Independent Registered Public Accounting Firm	Filed herewith.

31.1	Section 302 Certification of the Chief Executive Officer	Filed herewith.

31.2	Section 302 Certification of the Chief Financial Officer	Filed herewith.

32.1	Section 906 Certification of the Chief Executive Officer	Filed herewith.

32.2	Section 906 Certification of the Chief Financial Officer	Filed herewith.

101.INS	XBRL Instant Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

Dated: March 1, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ BRUCE MCCLELLAND	Chief Executive Officer and Director	March 1, 2019
Bruce W. McClelland

/s/ RJ STANZIONE	Executive Chairman and Chairman of the Board of Directors	March 1, 2019
Robert J. Stanzione

/s/ DAVID B. POTTS	Executive Vice President, Chief Financial Officer and Chief	March 1, 2019
David B. Potts	Accounting Officer

/s/ ANDREW BARRON	Director	March 1, 2019
Andrew Barron

/s/ ALEX B. BEST	Director	March 1, 2019
Alex B. Best

/s/ J. TIMOTHY BRYAN	Director	March 1, 2019
J. Timothy Bryan

/s/ JAMES A. CHIDDIX	Director	March 1, 2019
James A. Chiddix

/s/ ANDREW T. HELLER	Director	March 1, 2019
Andrew T. Heller

/s/ JEONG H. KIM	Director	March 1, 2019
Jeong H. Kim

/s/ BARTON Y. SHIGEMURA	Director	March 1, 2019
Barton Y. Shigemura

/s/ DOREEN A. TOBEN	Director	March 1, 2019
Doreen A. Toben

/s/ DEBORA J. WILSON	Director	March 1, 2019
Debora J. Wilson

/s/ DAVID A. WOODLE	Director	March 1, 2019
David A. Woodle

