Form 10-K/A
period 2018-12-31
ARRIS International plc
filed 2019-03-29
CIK 1645494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

Amendment No. 1 to Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 001-37672

ARRIS INTERNATIONAL PLC

(Exact name of registrant as specified in its charter)

England and Wales (State or other jurisdiction of incorporation or organization)	98-1241619 (I.R.S. Employer Identification No.)

3871 Lakefield Drive

Suwanee, Georgia 30024

(Address of principal executive offices) (Zip Code)

(678) 473-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Ordinary Shares, £0.01 nominal value

(Title of Class)

NASDAQ Global Market System

(Name of exchange on which listed)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of ARRIS International plc’s Ordinary Shares held by non-affiliates as of June 30, 2018 was approximately $4.5 billion (computed on the basis of the last reported sales price per share of such stock of $24.45 on the NASDAQ Global Market System). For these purposes, directors, officers and 10% shareholders have been assumed to be affiliates.

As of March 27, 2019, 175,628,142 shares of ARRIS International plc’s Ordinary Shares were outstanding.

Documents incorporated by reference:

None.

EXPLANATORY NOTE

This Form 10-K/A (“Amendment No.1”) amends the annual report on Form 10-K of ARRIS International plc for the fiscal year ended December 31, 2018, filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2019 (the “2018 Form 10-K”). The primary purpose of Amendment No. 1 is to provide the information required by Items 10 through 14 of Part III of the 2018 Form 10-K.

This Amendment No. 1 is limited in scope to Items 10 through 14 of Part III, and other updating changes to the Cover Page and exhibit index of this Amendment No. 1, and does not amend, update or change any other items or disclosures contained in the 2018 Form 10-K or otherwise reflect events that occurred subsequent to the filing of the 2018 Form 10-K. This Amendment No. 1 continues to speak as of the date of filing of the 2018 Form 10-K except with respect to Items 10 through 14 of Part III, which speak as of the date of filing of this Amendment No. 1 or as otherwise disclosed in this Amendment No. 1.

As used herein, the terms “ARRIS,” the “Company,” “we,” “us,” and “our” refer to ARRIS International plc, a company organized under the laws of England and Wales, and its consolidated subsidiaries as a combined entity, except where it is clear that the terms mean only ARRIS International plc. The term “ordinary shares” means our ordinary shares, £0.01 nominal value per share.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors of the Registrant

The name, age, principal occupation for the last five years, selected biographical information, period of service on the board of directors of ARRIS (the “Board”) and the committees thereof for each of our directors are set forth below.

Andrew M. Barron Age: 53 Director since 2016 Compensation Committee and Nominating and Corporate Governance Committee

Mr. Barron was a co-founder of Ocelot Partners, Ltd., a publicly-listed acquisition company that was formed in 2017 and which acquired Ocean Outdoor Limited in 2018. From 2014 until its acquisition in 2018, Mr. Barron served as Chairman of Com Hem Holding AB, a communications company providing TV, telephony and high-speed Internet access to homes and businesses in Sweden. Mr. Barron also served as Chairman of Primacom, a German cable company, in 2015, helping lead its sale to Tele Columbus. Mr. Barron joined Virgin Media, an entertainment and communications business, in 2008 and served as Chief Operating Officer from 2010 until 2013. Prior to Virgin Media, Mr. Barron held executive positions with a number of cable and satellite companies throughout the world, including Modern Times Group MTG AB (where he served as Chief Operating Officer) and UPC (now Liberty Global — where he served as Managing Director — UPC Media), as well as The Walt Disney Company Europe, where he was an Executive Vice President. Since 2013 Mr. Barron also has served as a member of the Executive Board of Cable Europe, a trade association that connects leading broadband cable TV operators and their national trade associations throughout the European Union.

Mr. Barron brings significant experience with respect to both the cable and satellite industries that are served by the Company. Much of Mr. Barron’s experience is outside of the United States, providing the Board with an international perspective that is valuable as the Company continues to grow internationally.

Other directorships:	Tele2 AB, UP Broadband NV and Ocean Outdoor Limited

J. Timothy Bryan Age: 58 Director since 2015 Audit Committee (Audit Committee Financial Expert)

Since 2011, Mr. Bryan has served as the Chief Executive Officer of the National Rural Telecommunications Cooperative (NRTC), an organization focused on providing commercial technology solutions to the nation’s rural electric and telephone cooperatives and companies. Prior to joining the NRTC, Mr. Bryan served as an outside advisor to IMAX Corporation, an entertainment technology company (January 2011 – May 2011), DBSD (formerly ICO North America) (September 2010 – February 2011), NRTC (March 2010 – September 2010) and O3b Networks (April 2009 – November 2009). Mr. Bryan previously served, from September 2005 to February 2009, as the Chief Executive Officer of ICO Global Communications, a next-generation satellite and terrestrial wireless company, the domestic portion of which was subsequently sold to DISH Networks in 2011. Mr. Bryan resigned prior to ICO North America, a subsidiary of ICO, filing for bankruptcy protection in May 2009. Prior to joining ICO, Mr. Bryan served as the Chief Financial Officer of Eagle River Holdings and served on the Boards of Directors of Nextel Communications and Clearwire Communications. Mr. Bryan also served as the President of United Pan Europe Communications, now Liberty Global, which was the largest private cable/telecom provider in Europe, and as Chief Financial Officer of UnitedGlobalCom, also now part of Liberty Global. Mr. Bryan previously served as the Vice President/Finance and Treasurer of Jones Financial Group and Jones Intercable (now part of Comcast) and began his career in banking, including as the Vice President and Manager of the Communications Division at NationsBank Corporation (now Bank of America). In 2012 Mr. Bryan was appointed by the United States Secretary of Commerce to the Board of Directors of FirstNet, an independent authority charged with constructing and operating a nationwide wireless network for first responders, and served on the Board of FirstNet, including as the Chair of the Finance Committee.

Mr. Bryan brings to the Board significant experience in the telecommunications, satellite and cable industries. This includes broad financial experience including prior service as CFO and treasurer, as well as prior service as audit committee chairperson for several public companies.

Other directorships:	-

James A. Chiddix Age: 73 Director since 2009 Nominating and Corporate Governance Committee (Chairperson)

Mr. Chiddix has over 40 years of experience in the cable industry. Prior to his retirement in 2007, Mr. Chiddix was the Chairman and Chief Executive Officer of OpenTV Corporation. From 2007 to 2009, he served as the Vice-Chairman of the Board of OpenTV. Prior to 2004, his previous roles included President at MystroTV (a division of Time Warner), Chief Technology Officer and Senior Vice President, Engineering and Technology at Time Warner Cable, Senior Vice President, Engineering at Oceanic Cable, and General Manager at Waianae Cablevision.

Mr. Chiddix has spent a career of over 40 years in the cable industry, including senior roles at both major service providers and equipment suppliers. Mr. Chiddix brings rich industry-specific technology and product experience, including video experience, to the Board from both an operator and supplier point of view derived from having served as Chief Technology Officer of Time Warner Cable and as Chief Executive Officer of OpenTV, a middle-ware supplier to the cable industry.

Other directorships:	SLIC Network Solutions and STARRY

Andrew T. Heller (Lead Independent Director) Age: 63 Director since 2011 Audit Committee and Compensation Committee

Mr. Heller was a consultant for MacAndrews & Forbes Holdings Inc., a privately-owned investment company, until 2014. Mr. Heller was Vice Chairman of Turner Broadcasting System, Inc., a global entertainment, sports and news company, until his retirement in 2013. He also served until such time as senior adviser to TBS, Inc. Chairman and CEO Phil Kent on a host of business and corporate strategy-setting issues. Mr. Heller joined TBS in 1998. Most recently, he was president of domestic distribution, running the division responsible for the distribution of 10 domestic networks to the cable, satellite and telco industries, and was also responsible for Turner Private Networks. Previously, he was assistant general counsel of Time Warner Cable. Earlier, Mr. Heller served as associate counsel and senior counsel, litigation, for HBO.

Mr. Heller brings to the board experience and leadership in the evolution of video services to devices everywhere, as well as extensive program content distribution experience.

Other directorships:	-

Dr. Jeong Kim Age: 58 Director since 2014 Compensation Committee and Nominating and Corporate Governance Committee

Dr. Kim is Executive Chairman of Kiswe Mobile Inc., a company focused on development of interactive mobile applications. Dr. Kim was formerly President of Bell Labs and Chief Strategy Officer of Alcatel-Lucent. He also served as Chief Operating Officer and later President of the Optical Networking Group of Lucent Technologies. Dr. Kim also served as Professor of Electrical and Computer Engineering at the University of Maryland. Dr. Kim was the founder and CEO of Yurie Systems, Inc., a global leader in data networking access technology, which he took public and ultimately sold to Lucent Technologies in 1998.

Dr. Kim provides the Board with significant experience and leadership in the telecommunications industry from a technology, engineering and strategy point of view.

Other directorships:	Samsung Electronics Company Ltd. and The Nuclear Threat Initiative

Bruce McClelland Age 52 Director since 2016

Mr. McClelland was appointed Chief Executive Officer of the Company in September 2016. Previously, Mr. McClelland served as President of ARRIS’s Network & Cloud and Global Services business. Mr. McClelland’s vision and strategy for the business was responsible for ARRIS’s broadband network leadership — a key driver of the Company’s global growth. Mr. McClelland’s prior roles at ARRIS also included ARRIS’s Group President, for Products and Services, and Vice President and General Manager, for ARRIS’s Customer Premises Equipment Unit. Mr. McClelland joined the Company as Vice President of Engineering, responsible for development of a broad range of voice and data cable TV products. Prior to joining ARRIS, Mr. McClelland was responsible for the development of Nortel’s Signaling System #7 and Signal Transfer Point product lines as well as several development roles within Nortel’s Class 4/5 DMS switching product line.

As our Chief Executive Officer, Mr. McClelland provides valuable insight into our industry and Company.

Other directorships:	-

Barton Y. Shigemura Age: 59 Director since 2018 Nominating and Corporate Governance Committee

Mr. Shigemura is President and CEO of RioRey, a position he has held since July 2015. RioRey designs, develops and manufactures comprehensive Distributed Denial of Service (DDoS) prevention, detection and investigation solutions in the cyber security industry. Prior to joining RioRey, from June 2012 through December 2014, Mr. Shigemura served as Executive Chairman of DataGardens, a software company focused on the development of industry leading Disaster Recovery as a Service software. DataGardens was acquired by CenturyLink in 2014.

Mr. Shigemura provides the Board with significant experience and leadership in current technology relevant to the Company, including, specifically, the cyber security field.

Other directorships:	-

Robert J. Stanzione Age: 71 Director since 1998

Mr. Stanzione was appointed Executive Chairman in September 2016. He was formerly the Chief Executive Officer of the Company from 2000 through September 2016. From 1998 through 1999, Mr. Stanzione was President and Chief Operating Officer of the Company. Mr. Stanzione has been Chairman of the Board of Directors since 2003. From 1995 to 1997, he was President and Chief Executive Officer of ARRIS Interactive L.L.C. From 1969 to 1995, he held various positions with AT&T Corporation.

As our Executive Chairman and formerly as Chief Executive Officer from 2000 through 2016, Mr. Stanzione provides valuable insight into our industry and Company.

Other directorships:	-

Doreen A. Toben Age: 69 Director since 2013 Audit Committee (Chairperson and Audit Committee Financial Expert)

Prior to her retirement in 2009, Ms. Toben was the Executive Vice President of Verizon Communications, Inc. Ms. Toben also served as Verizon’s Chief Financial Officer and was responsible for its finance and strategic planning efforts. Ms. Toben began her career at AT&T Corp. and over the years held various positions of increasing responsibility primarily in treasury, strategic planning and finance both there and, beginning in 1984, at Bell Atlantic Inc. Her later positions at Bell Atlantic included Vice President and Chief Financial Officer, Bell Atlantic-New Jersey in 1993; Vice President, Finance and Controller in 1995; Vice President and Chief Financial Officer Telecom/Network in 1997; and Vice President and Controller in 1999.

Ms. Toben has over 25 years of experience in the communications industry. Over the years, Ms. Toben held various positions in treasury, strategic planning and finance and brings a wealth of financial expertise to the Board.

Other directorships:	The New York Times Company and Tapestry, Inc.

Debora J. Wilson Age: 61 Director since 2011 Compensation Committee (Chairperson)

Ms. Wilson is the former President and Chief Executive Officer (2004 through 2009) of The Weather Channel Inc., a leading multi-platform media organization. Prior to becoming the President and Chief Executive Officer of The Weather Channel, Ms. Wilson held other positions including Executive Vice President and Chief Operating Officer from 1994 to 2004. From 1979 through 1994, Ms. Wilson worked for Bell Atlantic (now Verizon) and held management positions in network operations and new product development.

Ms. Wilson brings more than 30 years of business experience in the cable television and telecommunications industries, most recently as Chief Executive Officer of The Weather Channel Inc. In addition to her executive management background in the media industry, Ms. Wilson has extensive sales, marketing and product development experience with new technologies which provides a useful perspective to the Board from the media and content business point of view.

Other directorships:	Markel Corporation and Internap Corporation

David A. Woodle Age: 63 Director since 2007 Audit Committee

Since 2008, Mr. Woodle has been the Chairman of the Board and Chief Executive Officer of Nano Horizons Inc., a nanotechnology company that specializes in producing Nano silver particles for anti-microbial applications. Prior to ARRIS’s acquisition of C-COR Incorporated in 2007, Mr. Woodle was C-COR’s Chairman and Chief Executive Officer, positions that he had held since 2000. Prior to joining C-COR, Mr. Woodle was Vice President and General Manager of Raytheon E-Systems/HRB Systems and led merger transition efforts to successfully position that company in the wireless data telecommunications marketplace.

Mr. Woodle brings significant experience in cable industry technology equipment sales and operations to the Company including experience as Chairman and CEO of C-COR in 2007. Mr. Woodle’s experience includes the planning and execution of strategic merger and acquisition transition efforts at both C-COR and Raytheon E-systems/HRB systems.

Other directorships:	-

Executive Officers of the Registrant

See Part I, Item 4A “Executive Officers and Board Committees” of the 2018 Form 10-K for information regarding the executive officers of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our directors and executive officers and persons who own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our ordinary shares and other equity securities. To our knowledge, based solely on review of the copies of such reports furnished to us or filed with the SEC and written representations that no other reports were required, for the fiscal year ended December 31, 2018 all Section 16(a) filing requirements applicable to our directors, executive officers and greater-than-ten-percent beneficial owners were properly filed except for the following transactions that were reported late: (1) the required reports for equity award grants made in March 2018 to each of Messrs. Brennan, Macken, McCaffery, McClelland, O’Loughlin, Potts, Robinson, Stanzione and Whalen and Ms. Brewster; and (2) an additional required report for each of Messrs. Macken, O’Loughlin and Robinson related to the vesting of outstanding equity awards.

Code of Business Conduct and Ethics

The ARRIS Policy on Business Ethics and Code of Conduct and ARRIS Code of Ethics for Employees with Financial Reporting Responsibilities (applicable to our officers, directors, management, other employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) are available on our website at www.arris.com under Investor Relations, Corporate Governance. The website also will disclose whether there have been any amendments or waivers to the ARRIS Policy on Business Ethics and Code of Conduct. ARRIS will provide copies of these documents in electronic or paper form upon request to Investor Relations, free of charge.

Audit Committee and Audit Committee Financial Expert

The Board currently includes a standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee is comprised entirely of independent directors who meet the heightened independence standards for audit committee members under the NASDAQ listing standards and SEC requirements. Ms. Toben (Committee Chairperson) and Messrs. Bryan, Heller and Woodle are presently the members of the Audit Committee. The Board has determined that each of Ms. Toben and Mr. Bryan is an “audit committee financial expert”, as defined by the SEC.

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS (“CD&A”)

Overview

This CD&A describes the major elements of our compensation program for the executive officers (the “named executive officers” or “NEOs”) included in the Summary Compensation Table included elsewhere in this Annual Report. This CD&A also discusses the objectives and philosophy decisions underlying the compensation of the NEOs. The CD&A should be read together with the executive compensation tables, including the summary compensation table, and related footnotes found later in this Report.

Authority over compensation our senior executives is within the province of the Compensation Committee. The Compensation Committee is comprised entirely of independent directors, as determined under the applicable NASDAQ listing standards, SEC requirements and the requirements for “outside directors” under Section 162(m) of the Internal Revenue Code. The Compensation Committee reviews and approves executive compensation programs and specific compensation arrangements for the executive officers. The Compensation Committee reports to the Board, and all compensation decisions with respect to the Executive Chairman and Chief Executive Officer are reviewed and approved by the whole Board, without participation by the Executive Chairman or Chief Executive Officer.

Programs and Objectives and Reward Philosophy

Our Compensation Committee is guided by the key objectives and reward philosophies in the design and implementation of our executive compensation program described below. We target to be competitive with the compensation provided to executives of companies within our peer group for the cash-based and equity compensation components. While we consider where elements of cash and equity compensation fall with respect to officers with similar responsibilities within the peer group, no formal benchmarking is used, as the Compensation Committee determines the amounts of the elements of compensation depending on, among other things, the responsibilities of the officer, his or her skillset and experience, how difficult it would be to replace and the relative importance of that particular skillset to the accomplishment of our business objectives, the officer’s ability to assume additional responsibility and his or her service time with the Company.

•	Competitive pay. Competitive compensation programs are required to attract and retain a high-performing executive team, particularly for a technology-focused company.

•	Pay for performance. Our compensation program must motivate our executive officers to drive our business and financial results and is designed to reward both near-term performance as well as sustainable performance over a longer period through equity compensation. The “at risk” portion of total compensation (i.e. the incentive programs under which the amount of compensation realized by the executive is not guaranteed, and increases with higher levels of performance) should be a significant component of an executive’s compensation.

•	Alignment with shareholders. Our executives’ interests must be aligned with the interests of our shareholders. Our compensation program should motivate and reward our executives to drive performance which leads to the enhancement of long-term shareholder value.

The principal elements of our executive compensation program are:

•	base salary;

•	annual performance-based cash incentives;

•	annual long-term equity incentives and the use of performance metrics in one-half of our long- term equity incentives to align executive compensation with growing long-term shareholder value;

•	benefits and perquisites; and

•	change in control severance pay and other severance pay arrangements and practices.

 Key Considerations

In applying these program objectives and reward philosophies, the Compensation Committee takes into account the key considerations discussed below.

Competitive Market Assessment.   We regularly, but not necessarily annually, conduct a competitive market assessment with an independent compensation consultant for each of the three primary elements of our executive compensation program. The Compensation Committee did not engage an independent compensation consultant to provide a broad market assessment in 2018.

In setting executive compensation levels, the Compensation Committee has historically reviewed market data from the following sources:

•	Peer Group Information. The Compensation Committee considers information from the proxy statements of “peer group” public companies, which is comprised primarily of communications infrastructure companies. The current peer group was selected by the Compensation Committee in 2016 based on prior input from Longnecker & Associates, Inc., an independent compensation consultant. The peer group consists of:

Amphenol Corporation	NCR Corporation
Anixter International Inc.	Net App, Inc.
CommScope Holding Company	Pitney Bowes Inc.
EchoStar Corp.	Telephone & Data Systems Inc.
Frontier Communications Corp.	SanDisk Corporation
Harris Corporation	Seagate Technology PLC
Juniper Networks, Inc.	Western Digital Corporation
Motorola Solutions Inc.

The Compensation Committee uses data with respect to the companies within the peer group to provide information on the overall competitiveness of elements of the Company’s compensation plan. As noted above, the Compensation Committee does not utilize formal benchmarking for either total compensation or any of the individual elements of the compensation program and, as a result, changes in the peer group do not impact any performance criteria used by the Company in its compensation programs.

•	Survey Data. Survey data from various sources may also be utilized, including the following:

o	Economic Research Institute Executive Compensation Assessor

o	Towers Watson Top Management Compensation

o	Mercer, Inc. US General Benchmark Survey

o	Kenexa CompAnalyst

o	World at Work Total Salary Increase Budget Survey

o	IPAS Global Technology Survey

•	Information from an Independent Compensation Consultant. Our Compensation Committee also considers the recommendations and market data provided by an independent compensation consultant retained by the Compensation Committee. As noted above, an independent compensation consultant was last engaged for a broad market assessment in 2016.

The primary use of this data is to inform and confirm that the compensation and benefit level decisions of the Compensation Committee are consistent with industry levels generally and the Compensation Committee goals described in this Annual Report.

Our Financial and Strategic Objectives.   Each year our management team develops an annual operating target plan or budget for the next fiscal year for review and approval by our Board of Directors. The Compensation Committee utilizes the financial plan in the development of compensation plans and performance goals for our NEOs for the next target year.

Considerations for Mr. McClelland.   In setting the compensation arrangements for Mr. McClelland, the primary factors considered by the Compensation Committee included:

•	An assessment of his skill sets, experience and recent performance, as well as performance over a sustained period of time (based on evaluations from the entire Board);

•	The financial and strategic results achieved by ARRIS for the last year relative to the pre-established objectives in our annual operating plan;

•	Strategic and operational factors critical to the long-term success of our business, including merger and acquisition activities and the integration of any acquired business;

•	The competitive market survey information described above; and

•	Guidance from the Compensation Committee’s independent compensation consultant, where applicable.

Considerations for Other Named Executive Officers.   The Compensation Committee considers the same factors in setting the compensation arrangements for each of the other NEOs as well as:

•	The Chief Executive Officer’s recommendation with respect to each NEO and his assessment of the NEO’s individual performance and contributions to our performance for the most recent year as well as the performance and contributions made over a sustained period of time (through both positive and negative business cycles); and

•	An evaluation of the skill set and experience of each NEO, including an assessment of how effective or unique the skill set is, how difficult it would be to replace and the relative importance of that particular skill set to the accomplishment of our business objectives and each named executive’s ability to assume additional responsibility.

Pending Acquisition by CommScope. We entered into a Bid Conduct Agreement (the “Acquisition Agreement”) with CommScope Holding Company, Inc. (“CommScope”), pursuant to which CommScope has agreed to acquire all of the issued and to be issued ordinary shares of ARRIS (the “Acquisition”) for $31.75 in cash per ordinary share (the “Per Share Consideration”) by means of a court sanctioned scheme of arrangement under Part 26 of the Companies Act 2006.

Additional Information and Considerations

The Role of the Compensation Committee and Its Use of Advisors.  For information on the role and responsibilities of the Compensation Committee, we encourage you to review the Compensation Committee charter, which is available on our website at www.arris.com under the caption “Investors.” Annually, the Compensation Committee reviews the independence of each of its advisors and confirms that any executive compensation consultant used by the Committee is independent.

The Compensation Committee charter permits the Compensation Committee to engage independent outside advisors to assist the Compensation Committee in the fulfillment of its responsibilities. The Compensation Committee engages an independent executive compensation consultant for information, advice and counsel. Typically, the consultant assists the Compensation Committee by providing an independent review of:

•	Our executive compensation policies, practices and designs;

•	The mix of compensation established for our NEOs as compared to external benchmarks;

•	Identification of an appropriate peer group of companies to use for comparison;

•	Market trends, survey data and competitive and best practices in executive compensation; and

•	The specific compensation package for Mr. McClelland and other NEOs.

As noted above, no independent compensation consultant was engaged in 2018 by the Compensation Committee to provide advisory services on the structure and design of our compensation program or to provide the Compensation Committee with market data. However, in considering whether and how to treat outstanding awards in connection with the Acquisition, the Compensation Committee was advised by Longnecker & Associates, Inc., who the Compensation Committee previously had determined was independent.

The Role of Executive Management in the Process of Determining Executive Compensation.   The Executive Chairman makes a recommendation to the Compensation Committee regarding executive compensation decisions for the Chief Executive Officer and the Chief Executive Officer makes a recommendation to the Compensation Committee regarding executive compensation decisions for the other NEOs. Vicki Brewster, our Senior Vice President, Human Resources, is responsible for administering our executive compensation program and Dave Potts, our Executive Vice President and Chief Financial Officer, provides information and analysis on various aspects of our executive compensation plans, including financial analysis relevant to the process of establishing performance targets for our annual cash incentive plan and the cost of long-term equity incentive plans. Although members of our management team participate in the process of determining executive compensation, the Compensation Committee also meets in executive session without any members of the management team present and may also meet independently with an independent compensation consultant. The Compensation Committee makes the final determination of the executive compensation package provided to each of our NEOs subject, in the case of Mr. McClelland, to full Board approval.

Equity Grant Timing. Historically, equity awards are granted annually, generally in March or April depending on Board meeting schedule, shareholder approval of new equity plans and other factors. The Compensation Committee believes that grant dates should occur as early as practicable after final budgets for the new year have been approved by the Board and after year-end results have been announced to the public. Equity grants, annual compensation adjustments, and incentive plan performance criteria generally will be decided simultaneously, although they may be implemented at various times. For example, base salary increases historically were effective April 1, while bonuses generally were paid earlier. The fair value for restricted stock is the closing price of the stock on the date of grant.

Primary Compensation Elements

Base Salaries

The annual base salary component of our compensation program provides each executive officer with a fixed level of annual cash compensation. We believe that providing annual cash compensation through a base salary is an established market practice and is a necessary component of a competitive compensation program. A minimum base salary is included in the employment agreement with each of our executive officers and adjustments to that contractual minimum are typically considered annually. Changes in base salaries are made taking into consideration factors such as the relative levels of individual experience, performance, responsibility and contribution to the results of our operations.

The 2018 base salary for each NEO is reported in the “Base Salary” column of the Summary Compensation Table appearing later in this Annual Report. In approving the base salary increases for the NEOs, the Compensation Committee considered, among other factors, each officer’s contributions to the Company during 2017, the NEO’s role in strategic initiatives, such as the integration of the Ruckus acquisition (which was completed in December 2017) and other merger and acquisition activities, the Company’s financial results for 2017 as compared to 2016 and the base salary increases made in 2017.

Annual Cash Incentives

Annual cash bonuses are tied to Company performance. Annual bonus targets for executive officers have been established as a percentage of base pay including the annual raise, if any, in the relevant years. For 2018, the bonus target for Mr. McClelland was 100% of base salary, the bonus target for Mr. Potts was 90% of base salary and the bonus targets for the remaining NEO’s annual bonus targets, other than Mr. Whiting, were 80%, the same as the targets used in 2017. Mr. Whiting’s annual bonus target was 70% of base salary. The maximum bonus payout for each of the NEOs is 200% of the annual bonus target.

The Compensation Committee seeks to establish variable pay in the form of an annual cash bonus opportunity within the market levels of our peer group based on the analysis described above. The Compensation Committee believes that the variable pay target should be set at a level and permit a payout ranging from 0% to 200% in order to strongly align executive pay with the performance of the Company.

For 2018, 100% of the annual incentives for the NEOs, other than Mr. Whiting, were to be based on targeted financial performance objectives developed by management and approved by the Board of Directors with any adjustments the Compensation Committee considered appropriate in setting the target metrics. In reviewing the budget, the Compensation Committee considers, in addition to the detailed budget as presented, expected capital expenditure trends within the Company’s industry and the Company’s market share and market share growth.

For 2018, we focused on both profitable growth and shareholder return. This required us to focus on both generation of profitable revenue growth and direct operating income and, importantly, cash generation which enabled us to make investments in our business (both organic and through acquisition) and fund programs, such as share repurchases, that return capital to our shareholders. Thus, in 2018, we added cash from operating activities as a third financial metric of our bonus program. In 2018, 40% of the total bonus continued to be based on adjusted direct operating income, 40% continued to be based on adjusted revenues and cash from operating activities made up the remaining 20%. Payouts continued to depend on the results achieved relative to established objectives for each component.

The adjusted direct operating income, adjusted revenue and cash from operating activities targets set by the Compensation Committee may vary from the amounts in the annual budget for the Company approved by the Board of Directors, if the Compensation Committee determines that such adjustments are appropriate to better reflect how such measures are used internally to track the performance of the Company (e.g., non-GAAP measures). No individually assigned objectives (“MBOs”) were considered in determining the amount of any bonus awarded to an NEO. Actual payouts depend on results relative to the established objectives as detailed in the table below with straight-line interpolation between levels.

Adjusted Direct Operating Income Component (40% of Total Bonus)		Adjusted Revenue Component (40% of Total Bonus)		Cash From Operating Activities (20% of Total Bonus)
Percentage of Target Achieved	Payout Percentage	Percentage of Target Achieved	Payout Percentage	Percentage of Target Achieved	Payout Percentage
Below 90%	0%	Below 90%	0%	Below 80%	0%
90%	25%	90%	25%	80%	25%
95%	50%	95%	50%	90%	50%
100%	100%	100%	100%	100%	100%
115% or greater	200%	110% or greater	200%	120% or greater	200%

The 2018 target for adjusted direct operating income (40% of the bonus) that would yield a 100% payout of this component of the targeted bonus was $721 million. Actual adjusted direct operating income performance for 2018 was approximately $638 million, which was 88% of the target performance, and, accordingly, would yield a 0% payout for this component of the bonus. The target adjusted revenue component (40% of the bonus) for 2018 was based on an adjusted revenue target of   $7,370 million. Actual 2018 performance was approximately $6,756 million, which was approximately 92% of target and would yield a 33% payout for the revenue component. The target cash from operating activities component (20% of the bonus) for 2018 was based on a cash from operating activities target of   $823 million. Actual 2018 performance was approximately $671 million, which was approximately 82% of target and would yield a 29% payout for the cash from operating activities component. As a result, the combined financial performance would yield a total bonus payout of 19% of target.

The Compensation Committee has the authority to adjust bonuses, including additions to the bonuses earned (or to pay bonuses when no bonus has been earned) under the bonus plan. The Committee may consider any of a number of elements such as individual performance, business unit performance, relative performance to competitors, strategic accomplishments, the level of work or sacrifice required in the relevant year, years of service with the Company and other factors. We do not have a formal policy for payments above the amounts established under the bonus plan. The Compensation Committee also may adjust the performance criteria if circumstances dictate (e.g., acquisitions, financings or other items that may not have been incorporated in the budget and therefore might require adjustment). As a result of the proposed Acquisition, the Compensation Committee discussed that the announcement and pendency of the Acquisition could create uncertainty amongst our customers that could have impacted the Company’s 2018 financial results and, therefore, the actual financial results were not necessarily reflective of the results that would have been achieved if the proposed Acquisition was not announced. As a result, the Compensation Committee (and the full Board with respect to bonus payable to Mr. McClelland) determined it to be in the best interests of our employees to pay out the financial portion of the bonuses based on the forecasted levels of Adjusted Direct Operating Income, Adjusted Revenues and Cash from Operating Activities presented to the Board in connection with its review of the Acquisition. Those combined forecasted levels used by the Compensation Committee resulted in a total bonus payout of 23%, notwithstanding the actual 2018 financial results. In light of the strong financial performance of the Network & Cloud segment in 2018, the Compensation Committee also agreed to use its discretion to increase the bonus payable to Mr. Whalen in recognition of his leadership of the segment in 2018.

Mr. Whiting was promoted to President of the Enterprise Networks segment effective July 1, 2018. As a result, for the period January 1, 2018 through June 30, 2018, Mr. Whiting was entitled to earn sales commissions, in addition to his base salary, in his role as head of sales for the Enterprise Networks segment. In connection with his promotion in July, we agreed that Mr. Whiting’s target cash bonus opportunity for the second half of 2018 would be based on the achievement of revenue targets previously set for the Enterprise Network’s segment (90% weighting and 84.2% of target actual payout for 2018), the achievement of the corporate financial metrics outlined above for the other NEOs (5% weighting and 23% of target actual payout for 2018) and Mr. Whiting’s achievement of individual performance objectives tied to his leadership of the Enterprise Networks segment (5% weighting and 125% of target actual payout for 2018). In addition, for 2018 Mr. Whiting also remained eligible to receive a retention bonus (the “Ruckus Retention Bonus Program”) agreed to in December 2017 as part of the Ruckus acquisition, the amount of which was based on revenues (50% weighting) and direct operating income (50% weighting) of the Enterprise Networks segment for the first year following the closing, with a floor under such program of 75% of the target amount. The Ruckus Retention Bonus Program paid out at the floor level of 75% of target.

The dollar amount of the annual cash incentive bonus paid in 2018 to each of our NEOs is reported in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table appearing later in this Annual Report.

Long-Term Equity Incentives

Annual Grants.   We make long-term equity incentive awards to our executive officers each year. The primary objectives of our equity incentive program are to:

•	Align the interests of our executive officers with the interests of our shareholders through stock awards which have multi-year timing requirements and which provide a significant incentive for executives to focus on increasing long-term shareholder value;

•	Provide a total compensation package that is competitive based upon our assessment of the market described earlier in this CD&A; and

•	Provide a financial incentive to retain our executives over a multi-year period.

The long-term incentive compensation for NEOs in recent years has consisted of grants of restricted stock units with both time-based and performance-based vesting. We used restricted stock units to reduce the share dilution associated with awards since restricted stock unit awards use fewer shares than comparably valued stock option awards. Moreover, recent changes in accounting standards require that stock options, as well as restricted stock, be expensed. Prior to these changes, the Company, like most companies, utilized primarily stock options to take advantage of the then-available favorable accounting treatment for stock options. We also have used restricted stock units instead of stock options to maintain a retention incentive even in challenging periods when our stock price may have been depressed. Under the terms of our restricted stock unit awards, the recipient is not entitled to vote the shares underlying the award or to receive dividends, if any are declared, until the restricted stock unit vests and shares are issued in settlement of the award.

The Compensation Committee establishes an aggregate value for equity grants for Company-wide distribution focusing on cost to be reflected in our financial statements, the annual grant level as a percent of shares outstanding and using the dollar value of the aggregate grants as a percentage of our total market capitalization, and factors in the advice of its executive compensation consultant. A value expressed in dollars was allocated to the NEOs based, in part, on the level of aggregate expense and dilution the Compensation Committee deemed appropriate. The value was awarded in restricted stock unit awards.

One-half of the restricted stock units awarded to the NEOs since 2008 have utilized performance vesting. The remaining restricted stock unit awards vest equally over a four-year period. If the Acquisition is completed, the Acquisition Agreement provides that each restricted stock unit or similar award (“ARRIS RSU”) will either be accelerated and converted into the right to receive the Per Share Consideration (the “Accelerated RSUs”) for each ordinary share subject to such Accelerated RSU or be assumed or replaced by CommScope (the “Assumed RSUs”) as described in “Treatment of ARRIS’s Equity-Based Awards in the Acquisition” below.

The performance criteria used for performance-based vesting awards compares our total shareholder return (“TSR”) to the shareholder return of the NASDAQ composite over a three-year period (the “TSR measurement”) beginning with the calendar year of grant. The TSR measurement allows for payment from 0% to 200% based on underperforming, meeting or exceeding the NASDAQ composite three-year return as set forth in the following table, with straight-line interpolation between levels.

Number of Percentage Points by which the Company’s TSR Outperforms/Underperforms the NASDAQ Composite Over the Measurement Period	Percentage of Performance Shares Earned
More than 25 pts. below the Composite	0%
25 pts. below the Composite	50%
Equal to the Composite	100%
25 pts. or more above the Composite	200%

Our TSR was 30.2 points below the NASDAQ Composite for the period from 2016 to 2018, which would have resulted in none of the performance-based awards granted in 2016 vesting in January 2019. However, under the terms of the Acquisition Agreement governing the Acquisition, if the Acquisition is completed, the performance-based awards granted in 2016 will be deemed to have been satisfied at 100% of target. For additional information of the treatment of the performance-based awards in the Acquisition, see “- Treatment of ARRIS’s Equity-Based Awards in the Acquisition” below.

The specific numbers of restricted stock that were granted to each of our NEOs in 2018 are set forth on the table entitled Grants of Plan-Based Awards in the executive compensation tables found later in this Annual Report.

Pursuant to the terms of the Acquisition Agreement, we have agreed that we will not grant additional equity awards to our employees in 2019, including the NEOs, without the prior consent of CommScope.

Executive Benefits and Perquisites

Our NEOs are eligible to participate in the same employee benefit plans in which all other eligible U.S. salaried employees participate. These plans include medical, dental, life insurance, disability and a qualified retirement savings plan.

No significant perquisites are provided to the named executive officers.

Risk Considerations

The Compensation Committee reviews whether our compensation program taken as a whole creates more incentive for officers and employees to take more risks than are appropriate from a sound business judgment perspective and that are reasonably likely to have a material adverse effect on the Company and concluded it does not. This analysis applies generally to the compensation program for all employees since all management employees (both executive officers and non-officers) above a certain level are provided with substantially the same mix of compensation as the NEOs. The compensation package provided to employees below this level is not applicable to this analysis as such compensation package does not provide sufficient incentive to take risks that could materially affect the Company.

There is no objective way to measure risk resulting from a company’s compensation program; therefore, this analysis is subjective in nature. We believe that the only elements of our compensation program that could incentivize risk-taking by employees, and therefore have a reasonable likelihood of materially adversely affecting the Company, are the annual cash incentive compensation and, for senior officers, including the NEOs, the portion of the long-term equity incentives where the payout is dependent on the achievement of certain performance levels by the Company. Based upon the value of each of these elements to the overall compensation mix and the relative value each has to the other, we believe our compensation program is appropriately balanced. We believe that the mix of short-term cash awards and long-term equity awards minimizes risks that may be taken, as any risks taken for short-term gains could ultimately jeopardize our ability to meet the long-term performance objectives and impact the value of shares held. Given the current balance of compensation elements, we do not believe our compensation program incentivizes unreasonable risk-taking by management. Additional factors that help mitigate inappropriate risk-taking also include the clawback policy and stock ownership guidelines described below. The Compensation Committee’s stock ownership guidelines require officers who participate in the long-term incentive compensation program to hold an amount of Company ordinary shares and other equity-related Company securities that varies depending upon such officers’ level. The guidelines require our executive officers to hold ordinary shares and other equity-related securities of the Company having a minimum fair market value ranging from 200% to 600% of base salary. The Compensation Committee believes these stock ownership guidelines further discourage unreasonable risk-taking by Company officers.

Executive Stock Ownership Guidelines; Prohibition on Hedging and Pledging

Our Share Ownership Guidelines require each senior executive to own shares having a value equal to a multiple of the senior executive’s annual base salary. The multiple is six times base salary for Mr. McClelland; four times base salary for Mr. Potts; and three times base salary for Messrs. Robinson, Whalen and Whiting. Each officer has five years to meet the guidelines, and generally must retain one-half of the shares, after tax, issuable upon vesting of restricted stock units. The five-year period to meet the guidelines also applies to changes in the required number of shares due to changes in the share price or applicable base salary. The Compensation Committee reviews compliance with the guidelines annually. As of December 31, 2018, all senior executives met the guidelines or were on track to reach compliance within the five-year period.

Under the terms of our insider trading policy, all officers, including the NEOs, and directors are prohibited from (1) hedging any of the Company’s equity securities (which include the Company’s ordinary shares and options or other securities exercisable for, convertible into, settled in or measured by reference to, any other equity security) or (2) pledging a significant number of the Company’s equity securities. For purposes of the policy, “hedging” includes any instrument or transaction, including put options, swaps and forward-sales contracts, through which the officer or director offsets or reduces exposure to the risk of price fluctuations in the corresponding equity security. With respect to the pledging prohibition, the amount of equity securities that is considered “significant” is the lesser of 1% of the Company’s outstanding shares and 50% of the equity securities held by the applicable officer or director.

Accounting, Tax and Financial Considerations

The Compensation Committee carefully considers the accounting, tax and financial consequences of the executive compensation and benefit programs implemented by us. These were important considerations in connection with the design of the following compensation programs:

•	Our 2016 Stock Incentive Plan was designed to generally allow for tax-deductibility of performance-based stock awards, stock options, and annual cash incentive awards, under Section 162(m) of the Internal Revenue Code of 1986, as amended, to the extent applicable. The issuance of grants and awards under the stock incentive plan are topics discussed in greater detail elsewhere in this CD&A.

•	We have taken steps to ensure that our supplemental retirement plans and executive employment agreements, including change in control provisions, comply with the regulations on non-qualified deferred compensation under Section 409A of the Code.

•	Since 2008, all equity awards have been made in the form of restricted stock units with one-half of the awards granted to senior executives in the form of performance-based restricted share units. Given the continuing trend in favor of using restricted stock and restricted stock units instead of stock options, it is anticipated that future long-term equity awards, if any, will continue to be in the form of restricted share units (including performance share units for senior executives); however, the Compensation Committee will continue to evaluate the use of other forms of equity awards, including stock options. The timing and amount of expense recorded for each of these various forms of equity awards will vary depending on the requirement of stock-based compensation accounting. The use of these various forms of long-term equity compensation awards for each of our NEOs is discussed in greater detail elsewhere in this CD&A.

Clawback Policy

In February 2009, the Board of Directors adopted the Executive Compensation Adjustment and Recovery Policy. This policy is a so-called “clawback policy” that enables the Company to recoup compensation paid to any president, vice president, secretary, treasurer or principal financial officer, comptroller or principal accounting officer, or any other officer routinely performing corresponding functions with respect to the Company when such compensation was based on financial results or operating metrics that were satisfied as the result of fraudulent or illegal conduct of any of the officers. The Board of Directors is entitled to recover compensation when it concludes that it is attributable to such officers’ conduct and would not have been awarded had such financial results or operating metrics not been satisfied. In addition, if an officer engaged in intentional misconduct that contributed in any material respect to the improper accounting or incorrect financial data, the Board of Directors may seek to recoup any profits realized from the officer’s sale of our securities during or subsequent to the impacted accounting period. A copy of the policy is available at www.arris.com under the caption “Investors.”

Employment Contracts and Termination of Employment and Change in Control Arrangements

The employment agreements with the NEOs generally are one-year agreements that automatically renew, and define initial salary, target bonus percentage, general employment benefits and business expense reimbursements. The agreements contain non-competition, non-solicitation and non-disclosure of trade secret provisions for periods of at least one year, unless such provisions are prohibited by applicable law. Under the agreements, the outstanding equity awards of executives terminating their employment who are 62 years old or older with ten or more years of experience will continue to vest and remain outstanding for their original term (notwithstanding such termination) provided they continue to comply with the non-competition and non-disclosure of trade secret provisions of the agreements.

The table below sets forth the approximate value of salary, bonus and accelerated equity payable to each NEO assuming a change in control or termination event had occurred on December 31, 2018. The outstanding equity awards are reflected under the Outstanding Equity Awards at 2018 Fiscal Year-End table. The table below does not reflect compensation for the NEOs that may be paid in connection with the Acquisition.

	Duration(1)	Salary Benefit	Bonus		Benefits	Accelerated Equity	Total
Bruce W. McClelland
Death(2)	3 months	231,250	-		-	-	231,250
Disability(3)	6 months	462,500	-		11,511	-	474,011
Without “Good Cause”(4)	2 years	1,850,000	1,850,000	(9)	46,044	15,103,017	18,849,061
Change in Control(5)	2 years	1,850,000	785,650		46,044	15,103,017	17,784,711
David B. Potts
Death(2)	3 months	152,500	-		-	-	152,500
Disability(3)	6 months	305,000	-		11,937	-	316,812
Without “Good Cause”(4)	2 years	1,220,000	1,098,000	(10)	47,746	8,827,577	11,193,323
Change in Control(5)	2 years	1,220,000	490,230		47,746	8,827,577	10,585,553
Lawrence Robinson
Death(2)	3 months	131,250	-		-	-	131,250
Disability(3)	6 months	262,500	-		13,651	-	276,151
Without “Good Cause”(6)	1 year	525,000	394,832	(11)	27,302	6,857,310	7,804,444
Change in Control(7)	1 year	525,000	187,549		27,302	6,857,310	7,597,161
Daniel T. Whalen
Death(2)	3 months	120,000	-		-	-	120,000
Disability(3)	6 months	240,000	-		13,420	-	253,420
Without “Good Cause”(6)	1 year	480,000	138,320	(11)	26,840	4,085,345	4,730,504
Change in Control(7)	1 year	480,000	190,480		26,840	4,085,345	4,782,665
Ian E. Whiting
Death (2)	3 months	123,750	-		-	-	123,750
Disability (3)	6 months	247,500	-		12,071	-	259,571
Without “Good Cause” (6)	1 year	495,000	346,500	(12)	24,141	1,908,638	2,774,279
Change in Control (7)	1 year	495,000	403,802		24,141	1,908,638	2,831,581

(1)	Represents the termination period during which payments are made.
(2)	Salary continuation paid to NEO’s estate for the duration period.
(3)	Salary and benefits continuation paid for the duration period.
(4)	Continuation of salary, bonus and benefits for the duration period, plus accelerated equity vesting. Mr. McClelland’s continued benefits shall be payable as an amount in cash.
(5)	Includes most recent salary, average of bonuses for prior two years and continuation of benefits times the severance duration period, plus accelerated equity. Mr. McClelland’s continued benefits shall be payable as an amount in cash.
(6)	Includes most recent salary for the severance period, pro rated bonus for year in which termination occurs, and, with respect to Mr. Robinson, average bonus for three most recently completed fiscal years, with respect to Mr. Whalen, a bonus for an additional 12 months that he would have been entitled to had he remained employed (which for purposes of this table was assumed to be the same as the bonus paid for 2018) and, with respect to Mr. Whiting, a bonus for an additional 12-month period paid at his target bonus level. Also includes a continuation of benefits for the severance period, plus accelerated equity.
(7)	Includes most recent salary and average of bonuses for prior two years times the severance duration period, pro-rata bonus for year of termination, plus continuation of benefits for one year and accelerated equity.
(8)	Average of highest three bonuses earned in previous five years.
(9)	Target bonus equal to 100% of annual base salary.
(10)	Target bonus equal to 90% of annual base salary.
(11)	Target bonus equal to 80% of annual base salary.

(12) Target bonus equal to 70% of annual base salary.

Treatment of ARRIS’s Equity-Based Awards in the Acquisition

Pursuant to the Acquisition Agreement, at the effective time of the Scheme (the “Effective Time”), the ARRIS RSUs will either be (i) accelerated and converted into the right to receive cash or (ii) be converted and assumed or replaced by CommScope as described below:

Accelerated RSUs

The following ARRIS RSUs outstanding immediately prior to the Effective Time will be considered “Accelerated RSUs”:

•	ARRIS RSUs granted to non-employee directors of ARRIS (“Non-Employee Director RSUs”);

•	ARRIS RSUs previously subject to performance-based vesting requirements (the “Performance Based RSUs”);

•	ARRIS RSUs granted to former C-COR employees in connection with ARRIS’s acquisition of C-COR and that are fully vested (“C-COR RSUS”); and

•	one-half (or such higher percentage as determined by CommScope) of the other ARRIS RSUs that are not Non-Employee Director RSUs, Performance-Based RSUs, or C-COR RSUs (the “Accelerated Service-Based RSUs”).

The Accelerated RSUs shall, at the Effective Time, automatically be cancelled and converted into the right to receive cash equal to the product of $31.75 multiplied by the number of ordinary shares subject to such Accelerated RSUs, less applicable taxes required to be withheld. For purposes of the foregoing, each Performance-Based RSU that is outstanding immediately prior to the Effective Time will be deemed to have satisfied its performance-based vesting conditions, (i) at the target level with respect to Performance-Based RSUs issued prior to 2018, and (ii) at a level that results in performance vesting at 150% of the target level with respect to Performance-Based RSUs issued in 2018. Any Performance-Based RSUs that would not vest based on those performance-based vesting requirements shall be cancelled as of the Effective Time without payment and shall have no further force or effect.

On December 18, 2018, ARRIS and CommScope agreed to accelerate a portion of the ARRIS RSUs held by three ARRIS executive officers, including Mr. McClelland, so that such ARRIS RSUs were settled in 2018 and also to pay those officers their projected 2018 bonuses in 2018 (rather than in early 2019), in order to (i) reduce the reduction in their awards that would be necessary to avoid the imposition of any excise tax under Section 280G of the Internal Revenue Code (the “Code”) and (ii) preserve certain tax deductions for ARRIS. These accelerated ARRIS RSUs include only ARRIS RSUs that would otherwise be considered Accelerated RSUs under the Acquisition Agreement, if not for the early settlement. The number of ARRIS RSUs accelerated for these purposes and the amount of the bonus pre-paid for Mr. McClelland were 44,029 ARRIS RSUs and $212,750 in bonus, respectively, as reflected in the compensation tables below.

Assumed RSUs

The ARRIS RSUs outstanding immediately prior to the Effective Time that are not Accelerated RSUs, the Assumed RSUs, will remain outstanding and shall, automatically at the Effective Time, be converted and assumed or replaced by CommScope in accordance with the terms and conditions of the applicable stock plan or award agreement evidencing such ARRIS RSUs, which will include any service-based vesting conditions and other relevant payment terms and conditions, but each Assumed RSU will be denominated and settled in shares of CommScope common stock, and the number of shares of CommScope common stock subject to an Assumed RSU will equal the product of  (i) the number of ordinary shares subject to the Assumed RSU immediately prior to the Effective Time, multiplied by (ii) the quotient obtained by dividing (x) $31.75 by (y) the volume weighted average price per share of CommScope common stock over the twenty trading days on the NASDAQ exchange immediately preceding the Effective Time.

Notwithstanding the foregoing description, all ARRIS RSUs outstanding immediately prior to the Effective Time and granted to Mr. Potts that are not Non-Employee Director RSUs, Performance-Based RSUs or C-COR RSUs (the “Executive Service Based RSUs”) will, at the Effective Time, be treated as Assumed RSUs, though CommScope may, in its sole discretion, elect to treat all Executive Service Based RSUs as Accelerated RSUs.

As noted above, CommScope may, in its sole discretion, elect to treat more than one-half of the Service-Based RSUs that were not granted to Mr. Potts as Accelerated RSUs, in which case they would be fully vested and payable and settled in cash as described above under the heading “Accelerated RSUs.”

Role of the Compensation Committee

The Compensation Committee concluded that it would be inequitable to convert Performance-Based RSUs into performance-based restricted stock units of CommScope because of the significant differences between ARRIS and CommScope and how the performance criteria might, or might not, be satisfied, following the Effective Time. The Compensation Committee also considered a range of percentages of target vesting for the Performance-Based RSUs. Ultimately, the Compensation Committee approved (which approval was subsequently confirmed by the Board with respect to Mr. McClelland) the percentages of target vesting described above and approved the conversion of all Performance-Based RSUs into service-based restricted stock units of CommScope.

In order to assure that the decisions by the Compensation Committee did not impact the Per Share Consideration, the Compensation Committee did not make any decisions with respect to ARRIS RSUs until after the Per Share Consideration had been fully negotiated between ARRIS and CommScope.

Following the Compensation Committee’s approvals as described above, CommScope requested that a greater portion of the ARRIS RSUs be paid at the Effective Time. This resulted in the decision to accelerate all of the Performance-Based RSUs and other Accelerated RSUs described above and one-half of the Service-Based RSUs as set forth in the Acquisition Agreement. In addition, the Compensation Committee (and the full Board, as applicable) approved the additional accelerations of ARRIS RSUs and bonus payments of certain executive officers described above

COMPENSATION TABLES

The summary compensation table below presents the “total compensation” earned by our NEOs during the years indicated. This amount is not the actual compensation received by our NEOs. In addition to cash and other forms of compensation actually received, total compensation includes the amount of the annual change in actuarial present value of accumulated pension benefits that will not be paid, or begin to be paid, until retirement, and the calculated dollar amounts set forth in the “Stock Awards” column. The compensation expense included in the “Stock Awards” column likely will vary from the actual amounts ultimately realized by any NEO based on a number of factors, including the number of shares that ultimately vest, the timing of any sale of shares, and the market price of our shares. The actual value realized by our NEOs from share awards during 2018 is presented in the Option Exercises and Stock Vested table below. Details about the equity awards granted to our NEOs during 2018 can be found in the Grants of Plan-Based Awards table below.

Summary Compensation Table

				Equity-based			Change in Pension Value
				Incentive Plan			and Non-
				Compensation		Non-Equity	Qualified	All
		Base		Stock	Option	Incentive Plan	Deferred	Other	Total
		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Compensation
Name and Principal Position	Year	($)(1)	($)(2)	($)(3)	($)	($)(4)	Earnings ($)(5)	($)(6)	($)
Bruce W. McClelland	2018	906,250	37,000	3,800,041	—	175,750	(18,831)	61,888	4,980,929
Chief Executive Officer	2017	825,000	—	3,300,120	—	572,900	35,628	51,029	4,784,677
	2016	573,340	—	3,001,039	—	671,157	14,346	26,560	4,286,442

David B. Potts	2018	607,500	21,960	1,800,118	—	104,310	(48,359)	43,287	2,577,175
Executive Vice President and Chief Financial Officer	2017	590,000	—	1,650,060	—	363,960	158,888	38,866	2,801,774
	2016	545,002	—	1,753,776	—	581,952	61,304	24,609	2,966,643

Lawrence Robinson	2018	522,875	16,800	1,300,070	—	79,800	—	11,487	1,931,092
President, Consumer Premises Equipment	2017	512,377	—	1,300,023	—	278,497	—	11,287	2,102,184
	2016	490,010	—	1,437,540	—	519,600	—	11,423	2,458,573

Daniel T. Whalen (7)	2018	472,500	65,360	1,199,901	—	72,960	—	45,103	1,855,824
President, Network & Cloud

Ian E. Whiting (7)	2018	477,225	347	1,120,049	—	403,455	—	11,000	2,012,076
President, Enterprise Networks

(1)	Amounts reflect pro-rated amounts for any changes in base salary that occur during year presented.
(2)	The amounts shown for 2018 reflect discretionary bonus amounts in addition to the amount listed under the Non-Equity Incentive Plan Compensation column. For additional information on the 2018 bonus determination, see Compensation Disclosure and Analysis — Annual Cash Incentives.

(3)	The amounts represent the aggregate grant date fair value of awards, computed based on the number of awards granted and the fair value of the awards on the date of grant. The table reflects an estimated payout of 100% for performance share awards; if the maximum achievement of 200% is attained, additional awards of $1,500,520, $1,650,060 and $1,900,021 to Mr. McClelland; $876,888, $825,030 and $900,059 to Mr. Potts; $718,770, $650,012 and $650,035 to Mr. Robinson, with respect to the 2016, 2017 and 2018 grants, respectively and $599,951 to Mr. Whalen with respect to the 2018 grant. Assumptions used in the fair value calculation of these awards are included in Note 20 of Notes to Consolidated Financial Statements in our 2018 Form 10-K for the year ended December 31, 2018.
(4)	For 2018, the amount reflects annual bonus earned for 2018 performance (paid in 2019, except for the annual bonus for Mr. McClelland, which was paid in 2018). For a description of the 2018 incentive plan and the payout calculations, see Compensation Disclosure and Analysis — Annual Cash Incentives. For 2017, the amount reflects annual bonus earned for 2017 performance (paid in 2018) and reflects the financial portion of the bonus plan paid at 67.4%. For 2016, the amount reflects annual bonus earned for 2016 performance (paid in 2017) and reflects the financial portion of the bonus plan paid at 129.9%.
(5)	Changes in pension value reflects the aggregate annual change in the actuarial present value of accumulated pension benefits under the qualified and non-qualified defined benefit pension plans, which were frozen in 1999 and 2013, respectively. The increases for 2017 were impacted by a drop in the discount rate assumption used from 3.90% to 3.45%, which results in a larger present value of the of the accumulated pension benefits. The change in pension value does not include changes under any of the Company’s defined contribution plans because there is no above-market or preferential earnings provided under such plans.
(6)	Included in all other compensation are matching contributions to the 401(k) savings plan and the non-qualified 401(k) wrap plan, and the incremental cost for supplemental life insurance coverage. The matching contribution to the 401(k) savings plan was $11,000. The non-qualified 401(k) wrap plan reflects $45,079; $24,972; and $17,605 for Messrs. McClelland, Potts and Whalen, respectively (Messrs. Robinson and Whiting did not participate in the 401(k) wrap plan in 2018). The value of perquisites and other personal benefits was less than $10,000 in the aggregate for each NEO.
(7)	Messrs. Whalen and Whiting became NEOs in 2018. As a result, compensation information for prior years is not provided.

Grants of Plan-Based Awards 2018

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(2)			Estimated Future Payouts Under Equity Incentive Plan Awards(3)			All Other Stock Awards: Number of Shares of Stock or	Grant Date
Name	Grant Date(1)	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Units (#)(4)	Fair Value of Award(5)
Bruce McClelland	—	231,250	925,000	1,850,000	—	—	—	—	—
	03/30/2018	—	—	—	35,755	71,510	143,020	71,510	3,800,041

David B. Potts	—	137,250	549,000	1,098,000	—	—	—	—	—
	03/30/2018	—	—	—	16,938	33,875	67,750	33,875	1,800,118

Lawrence Robinson	—	105,000	420,000	840,000	—	—	—	—	—
	03/30/2018	—	—	—	12,233	24,465	48,930	24,465	1,300,070

Daniel T. Whalen	—	96,000	384,000	768,000	—	—	—	—	—
	03/30/2018	—	—	—	11,290	22,580	45,160	22,580	1,199,901

Ian E. Whiting	—	86,625	346,500	693,000	—	—	—	—	—
	03/30/2018	—	—	—	—	—	—	27,100	720,047
	07/01/2018	—	—	—	—	—	—	16,360	400,002

(1)	Grant date is the date the awards, in the form of restricted stock units (subject to either time-based (shown in the “All Other Stock Awards” column) or performance-based vesting (shown in the “Estimated Future Payouts Under Equity Incentive Plan Awards” column) were made. Cash bonus amounts are shown on a separate line and do not have a grant date.
(2)	The non-equity incentive awards reflect the Company’s annual cash bonus plan. The plan calls for the payment of 0% to 200% based upon the achievement of specified adjusted direct operating income, adjusted revenue, and cash from operating activities levels for the Company in 2018. The plan would pay out $0 if actual results did not reach approximately the minimum threshold level of 90% of the targeted adjusted direct operating income level, 90% of the targeted adjusted revenue level, and 80% of the cash from operating activities level for 2018. Overall bonus for the NEOs paid out at 23% of target bonuses for 2018. Bonus target payout levels are a percent of the 2018 base salary level; for Mr. McClelland the percent is 100% of base salary, for Mr. Potts the percent is 90% of base salary, for Messrs. Robinson and Whalen the percent is 80% of base salary and for Mr. Whiting the percent is 70% of base salary. The amounts reflected are duplicative of the amounts reflected in the Summary Compensation Table. For additional discussion of 2018 bonus payments, see Compensation Disclosure and Analysis — Annual Cash Incentives.
(3)	The amounts shown under the Equity Incentive Plan Awards are the number of restricted stock units that were granted to each of the NEOs in 2018 that have performance-based vesting. The awards will be based on the three-year total shareholder return, and the final payout of these shares can range from 0% to 200% of the target award. The awards granted on March 30, 2018 will vest on January 31, 2021. The amounts reflected are duplicative of the amounts reflected in the Summary Compensation Table and the Outstanding Equity Awards at Fiscal Year End table.
(4)	The amounts shown under All Other Stock Awards reflect the number of restricted stock units granted to the NEOs on the grant date that have time-based vesting. These shares vest annually over four years beginning on the first anniversary of the grant date. The table reflects the full amounts of the awards even though the awards vest over four years and are subject to forfeiture prior to vesting except in certain cases. The amounts reflected herein are duplicative of the amounts reflected in the Summary Compensation Table and the Outstanding Equity Awards at Year End table.
(5)	Represents a value of $26.57 per share for the equity awards granted to the NEOs on March 30, 2018, including the restricted stock units described above in footnote four and the restricted stock units subject to performance vesting described above in footnote three (at 100%). For the July 1, 2018 grant to Mr. Whiting, the amount represents a value of $24.45 per share. All of these shares vest over three or four years as described above. The amounts reflected are duplicative of the amounts reflected in the Summary Compensation Table and the Outstanding Equity Awards at Fiscal Year End table.

For more information on the non-equity incentive awards and equity awards granted by the Company in 2018, please see Compensation Discussion and Analysis above.

Outstanding Equity Awards at 2018 Fiscal Year-End

The number of outstanding equity awards held by each NEO as of December 31, 2018 is set forth in the table below. There were no outstanding options held by the named executive officers as of December 31, 2018.

	Stock Awards
				Equity Incentive		Equity Incentive
	Number of		Market Value	Plan Awards:		Plan Awards:
	Shares or Units		of Shares or	Number of		Market Value of
	of Stock Held		Units of Stock	Unearned Shares		Unearned Shares
	That Have Not		That Have Not	Or Units of Stock		Or Units of Stock
Name	Vested (#)		Vested ($) (2)	Not Vested (#)		Not Vested ($) (2)
Bruce W. McClelland	10,219	(4)	312,395	63,050	(5)	1,927,439
	13,925	(6)	425,687	55,700	(7)	1,702,749
	30,900	(8)	944,613	123,600	(9)	3,778,452
	53,633	(1)(10)	1,639,561	143,020	(1)(11)	4,372,121

David B. Potts	6,016	(3)	183,909	76,920	(5)	2,351,444
	19,230	(4)	587,861	61,800	(9)	1,889,226
	23,175	(8)	708,460	67,750	(1)(11)	2,071,118
	33,875	(1)(10)	1,035,559	—		—

Lawrence Robinson	5,158	(3)	157,680	63,050	(5)	1,927,439
	15,763	(4)	481,875	48,690	(9)	1,488,453
	18,259	(8)	558,178	48,930	(1)(11)	1,495,790
	24,465	(1)(10)	747,895	—		—

Daniel T. Whalen	3,440	(3)	105,161	37,450	(9)	1,144,847
	10,965	(4)	335,200	45,160	(1)(11)	1,380,541
	14,044	(8)	429,325	—		—
	22,580	(1)(10)	690,271	—		—

Ian E. Whiting	18,975	(12)	580,066	—		—
	27,100	(1)(10)	828,447	—		—
	16,360	(13)	500,125	—		—

(1)	These shares are duplicative of the shares reflected in the Plan Based Awards table.
(2)	Reflects the value as calculated based on the closing price of the Company's ordinary shares on December 31, 2018 of $30.57 per share.
(3)	Restricted stock units subject to time-based vesting that were granted on March 30, 2015 and vest annually over four years with the first vesting occurring on March 30, 2016.
(4)	Restricted stock units subject to time-based vesting that were granted on July 7, 2016 and vest annually over four years with the first vesting occurring on July 7, 2017.
(5)	Restricted stock units subject to performance measures that were granted on July 7, 2016. The final payout of these shares that are subject to performance measures can range from 0% to 200% of the target award, and will be based on the three-year TSR. These shares were scheduled to vest on January 31, 2019. Included in the table above is 200% of the target award. As a result of the Acquisition, these restricted stock units remain outstanding. See Compensation Disclosure & Analysis – Treatment of ARRIS’ Equity Awards in the Acquisition.
(6)	Restricted stock units subject to time-based vesting that were granted on September 1, 2016 and vest annually over four years with the first vesting occurring on September 1, 2017.

(7)	Restricted stock units subject to performance measures that were granted on September 1, 2016. The final payout of these shares that are subject to performance measures can range from 0% to 200% of the target award, and will be based on the three-year TSR. These shares will vest, if at all, on September 30, 2019. Included in the table above is 200% of the target award.
(8)	Restricted stock units subject to time-based vesting that were granted on March 29, 2017 and vest annually over four years with the first vesting occurring on March 29, 2018.
(9)	Restricted stock units with vesting subject to performance measures that were granted on March 29, 2017. The final payout of these shares that are subject to performance measures can range from 0% to 200% of the target award, and will be based on the three-year TSR. These shares will vest, if at all, on January 31, 2020. Included in the table above is 200% of the target award.
(10)	Restricted stock units subject to time-based vesting that were granted on March 30, 2018 and vest annually over four years with the first vesting occurring on March 30, 2019.
(11)	Restricted stock units with vesting subject to performance measures that were granted on March 30, 2018. The final payout of these shares that are subject to performance measures can range from 0% to 200% of the target award, and will be based on the three-year TSR. These shares will vest, if at all, on January 31, 2021. Included in the table above is 200% of the target award.
(12)	Restricted stock units subject to time-based vesting that were granted on December 4, 2017 and vest annually over four years with the first vesting occurring on December 1, 2018.
(13)	Restricted stock units subject to time-based vesting that were granted on July 1, 2018 and vest annually over four years with the first vesting occurring on July 1, 2019.

Stock Vested 2018

The table below sets forth information on restricted stock units for each NEO that vested in 2018. No option awards are outstanding to any NEO as of December 31, 2018.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized On Vesting ($)(1)
Bruce W. McClelland	84,920	2,414,445
David B. Potts	29,703	776,901
Lawrence Robinson	24,564	642,745
Daniel T. Whalen	17,229	450,675
Ian E. Whiting	21,505	657,383

(1)	The amounts shown for each NEO represent the aggregate number of shares issuable upon vesting of restricted stock units granted in the previous years that vested during the calendar year. In addition, the amount shown for Mr. McClelland includes 44,029 restricted stock units for which vesting was accelerated to (i) reduce the reduction in awards that would be necessary to avoid the imposition of any excise tax under Section 280G of the Internal Revenue Code (the “Code”) and (ii) preserve certain tax deductions for ARRIS. Vested shares may be held or sold by the executive in his discretion. The Company withholds taxes by retaining or cash cancelling an appropriate number of shares (equal to the value of the amount required to be withheld) that vest. The amounts shown above include the number of shares withheld for taxes. These amounts are not reflected in the Summary Compensation Table.

Pension Benefits

Name	Plan Name	Number of Years Credited Service (#)	Present Value Of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Bruce W. McClelland	Qualified Pension Plan	—	—	—
	Non-Qualified Plan	6	190,565	—

David B. Potts	Qualified Pension Plan	—	—	—
	Non-Qualified Plan	18	1,089,194	—

Lawrence Robinson	Qualified Pension Plan	—	—	—
	Non-Qualified Plan	—	—	—

Daniel T. Whalen	Qualified Pension Plan	—	—	—
	Non-Qualified Plan	—	—	—

Ian E. Whiting	Qualified Pension Plan	—	—	—
	Non-Qualified Plan	—	—	—

We previously maintained qualified and non-qualified defined benefit pension plans. The qualified defined benefit plan for the NEOs was frozen on December 31, 1999, and the non-qualified defined benefit plan was frozen on June 30, 2013. No further accrual of benefits under the plans has occurred since the plans were frozen. No current NEO participated in the qualified plan. The non-qualified plan is a mirror image of the qualified plan, but covers only earnings levels and payment levels that are or would be excluded under the qualified plan under applicable Internal Revenue Service regulations. Benefits under the plans are calculated based on the NEO’s base salary and annual bonus amounts. The benefit formula is the number of years of continuous service (up to a maximum of 30 years) times the sum of (1) 0.65% of the individual’s “final annual compensation” up to the NEO’s social security covered compensation level, plus (2) 1.3% of the “final average salary” in excess of the NEO’s social security covered-compensation level. The social security covered-compensation level is the 35-year average of the taxable wage bases (for social security purposes) in effect prior to the participant’s social security normal retirement date. Final average salary is the average of the five highest consecutive years of compensation in the ten years preceding retirement. In calculating benefits under the non-qualified plan, it is assumed that the qualified plan remains in effect; that is, the amount of compensation that would have been covered under the qualified plan had it remained in effect is excluded from the non-qualified plan. The benefit is paid monthly on a single life annuity basis or, subject to discount, on a 50% joint and survivor annuity basis. Normal retirement under the plans is age 65, and benefits are discounted for early retirement, which is available at age 55. Mr. Potts is 61 years of age and thus could elect to retire and receive benefits immediately. The discount is calculated to be the actuarial equivalent of an age 65 retirement using an 8% discount factor. An actuarial adjustment under the plan also is made for deferred retirement. There is no lump-sum payment option available. Effective June 30, 2013, we froze benefit accruals under the non-qualified defined benefit plan as well as the addition of any new participants. Participants’ benefits will continue to be distributed in accordance with the provisions of the plan.

We established a Rabbi Trust to hold funds set aside to meet the obligations under the non-qualified defined benefit plans. We intend to fully fund the Rabbi Trust such that the amount of the actuarial accrued liability under the non-qualified defined benefit plan as set forth in our financial statements will be set aside in a Rabbi Trust as the actuarial liability has been established. Amounts contributed to the Rabbi Trust remain our funds but can be used only to discharge obligations under the non-qualified plan; provided, however, the funds in the trust remain subject to the claims of creditors in the event of a bankruptcy.

We maintain a 401(k) defined contribution plan to which employees may contribute a portion of their salary and bonus compensation. We match 100% of the first 3% of employee contributions of pay and matches 50% of the next 2% of employee contributions of pay, subject to the Internal Revenue Service maximum contribution (which was $18,500 during 2018). The NEOs participate in this plan and received the company-match, which could not exceed $11,000 for 2018.

In addition, in 2008, we established a non-qualified defined contribution retirement plan (the “401(k) Wrap”) that mirrors the 401(k) plan. The plan allows certain senior executives, including the NEOs, to contribute amounts in excess of the amounts allowed under applicable tax laws under the 401(k) plan. Tax law disallows contributions on income above $275,000 or contributions of more than $18,500. We will match employee contributions under the 401(k) Wrap in a manner analogous to the 401(k). Provided the employee contributes the maximum amount allowed under the 401(k), we will contribute to the 401(k) and 401(k) Wrap in the aggregate 100% on the first 3% of pay and 50% of the next 2% of pay, less the amount of employer matches made to the 401(k). The amounts of employee and employer contributions to the 401(k) Wrap are held in a Rabbi Trust. Funds held under the 401(k) and the 401(k) Wrap are invested in authorized and independently managed mutual funds and other vehicles that the employee elects from a menu of vehicles offered under the plans. The employee account receives the benefit or loss of the increases or decreases based only on such fund’s performance. We do not enhance or guarantee performance.

We previously maintained a non-qualified deferred compensation plan that enabled certain executives, including some of the NEOs, to defer amounts above the IRS maximum. This plan, and employee contributions and matches we made under it, were frozen in September 2004. No employee contributions or company-matching contributions have been made since that time under such plan. The accounts under this plan remain in existence, but we have never enhanced the earnings of the accounts, which earnings are determined by the actual earnings of investment vehicles selected by the employee.

The table below reflects the change in value of the NEO’s account under our Non-Qualified Deferred Compensation arrangements (both current and frozen) during calendar year 2018. The amounts shown reflect dividends and interest and appreciation (or depreciation) in investments whether or not realized. The change in value reflects the performance of any of several mutual funds which may be selected by the executive.

Non-Qualified Deferred Compensation

Name	Executive Contributions in Last FY ($) (1)	Registrant Contributions in Last FY ($) (2)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)
Bruce W. McClelland
Frozen Plan	—	—	(12,589)	—	122,831
Active Plan	42,900	39,742	(49,247)	—	606,867

David B. Potts
Frozen Plan	—	—	—	—	—
Active Plan	24,300	27,579	(10,788)	—	314,756

Lawrence Robinson
Frozen Plan	—	—	—	—	—
Active Plan	—	35,500	(14,775)	—	174,256

Daniel T. Whalen
Frozen Plan	—	—	—	—	—
Active Plan	35,757	18,980	(5,201)	—	73,806

Ian E. Whiting
Frozen Plan	—	—	—	—	—
Active Plan	—	35,500	(1,709)	—	33,791

(1)	Excludes deferral of bonuses paid in 2018 with respect to the 2017 calendar year.
(2)	Represents the Company match made in 2018 for 2017 employee contributions to the 401(k) savings plan and the 401(k) Wrap.

COMPENSATION OF DIRECTORS

Cash Fees. For 2018, the non-employee directors received an annual cash retainer of $80,000, paid in equal quarterly installments. The Lead Independent Director was paid an additional annual cash retainer of  $20,000. The respective Chairpersons and members of our Board committees were paid the following additional annual cash retainers:

•	Audit Committee:

Chairperson — $25,000

Members — $15,000

•	Compensation Committee:

Chairperson — $15,000

Members — $7,500

•	Nominating and Corporate Governance Committee:

Chairperson — $10,000

Members — $5,000

Share Awards and Minimum Holding Requirement. For 2018, each non-employee director also received restricted share units. The restricted share units vest in full one year from the date of grant. The number of shares subject to the restricted share units was determined by dividing the dollar amount of the award, $160,000, by the closing price of the Company’s ordinary shares on the trading day preceding the date of grant rounded to the nearest one hundred units.

The Company’s Share Ownership Guidelines require directors to own three times their annual cash retainer in our stock. Prior to 2015, directors were permitted to defer delivery of shares upon vesting. For purposes of determining compliance with our Share Ownership Guidelines, restricted share units that have vested but for which delivery has been deferred are treated as owned; however, one-half of the shares subject to the vested share units are required to be held until the director retires from the Board. Directors are given five years to obtain this ownership level initially or if they become non-compliant, for example because of a change in share value. The Compensation Committee reviews compliance with the guidelines annually. As of March 1, 2019, all of the current Board members had already met this guideline or were on track to obtain compliance within the five-year time period.

Reimbursements. Directors are reimbursed for reasonable expenses (including costs of travel, food and lodging) incurred in attending Board, committee, shareholder and other Company meetings. Directors also are reimbursed for reasonable expenses associated with other business activities related to their Board of Directors service, including participation in director education programs, attendance of industry functions and memberships in director organizations. In addition, beginning in 2016, U.S.-based directors were also provided tax preparation assistance with respect to the income tax returns they are required to file in England as a result of their service on our Board.

Liability Insurance. The Company maintains customary directors’ and officers’ liability insurance. The Company is permitted under its Articles of Association to indemnify its directors under certain circumstances and has entered into a Deed of Indemnity in favor of the directors.

Director Compensation Table. The following table sets forth information about the compensation paid to the non-employee members of the Board of Directors for the last fiscal year.

Name (1)	Fees Earned or Paid in Cash	Stock Awards (2)	Total Compensation
Andrew M. Barron(3)	$86,875	158,925	$245,800
J. Timothy Bryan(3)	$95,000	158,925	$253,925
James A. Chiddix(3)	$90,000	158,925	$248,925
Andrew T. Heller(3)	$122,500	158,925	$281,425
Dr. Jeong Kim(3)	$92,500	158,925	$251,425
Barton Y. Shigemura(3)	$49,506	158,925	$208,431
Doreen A. Toben(3)	$105,000	158,925	$263,925
Debora J. Wilson(3)	$95,000	158,925	$253,925
David A. Woodle(3)	$95,000	158,925	$253,925

(1)	Mr. Stanzione and Mr. McClelland, as employees of the Company, receive no additional compensation for their services as members of the Board.
(2)	Each director was granted 6,500 restricted stock units on July 1, 2018, having a grant date fair value of $158,925, calculated based on the fair market value of our ordinary shares on the grant date. These awards will vest in full on July 1, 2019 and, as a result, remained outstanding at December 31, 2018.
(3)	The value of perquisites and other personal benefits was less than $10,000 in the aggregate for each non-employee director.

PAY RATIO

Our pay ratio is a reasonable estimate and has been calculated in a manner consistent with SEC rules based on the methodology described below. The SEC rules for identifying median employees allow companies to use a variety of methodologies. As a result, the pay ratio reported by others may not be comparable to our reported pay ratio. For the year ended December 31, 2018:

•	the total compensation for our median employee was $72,031;

•	the annual total compensation of Mr. McClelland was $4,980,929; and

•	based on the information above, the ratio of the annual total compensation of our chief executive officer to the median of the annual total compensation of all employees is 69.15 to 1.

The methodology that we used and the material assumptions, adjustments and estimates that we used to identify the median and determine annual total compensation were as follows:

Employee population. As of December 31, 2018, the date we selected to identify our median employee, our employee population consisted of approximately 8,915 individuals, with 5,197 employees representing 58% of our total employee population located outside the United States and 3,718 employees representing 42% of our total employee population located in the United States. Our employee population for purposes of determining the pay ratio described above was 8,778, after taking into consideration the de minimis adjustment permitted by the SEC rules. We excluded approximately 137 individuals who are located in Brazil under the de minimis exception. These non-U.S. employees account for 5% or less of our total employees.

Identification of Median. To identify the median of the annual total compensation of all of our employees, we reviewed the total cash earnings for the twelve (12) month period ending on September 30, 2018 (the “reported compensation”). In making this calculation, we annualized the reported compensation of all of our full-time, permanent employees who were hired during the period. While we did not make any cost of living adjustments to the reported compensation in identifying the median employee, we did convert the reported compensation of our non-United States employees to United States dollars using the applicable conversion rate as of October 2, 2018. Using this methodology, we determined that our median employee was a full-time, salaried employee located in the U.S.

Identification of Annual Total Compensation for our Chief Executive Officer. With respect to the annual total compensation of Mr. McClelland, we used the amount reported in the “Total” column of our 2018 Summary Compensation Table included above.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis section of this Annual Report with management and, based on such review and discussion, the Compensation Committee recommends to the Board of Directors that it be included in this Annual Report.

Debora J. Wilson, Chairperson

Andrew M. Barron

Andrew T. Heller

Dr. Jeong Kim

Notwithstanding anything to the contrary which is or may be set forth in any of the Company’s filings under the Securities Act of 1933, as amended, or the Exchange Act that might incorporate Company filings, including this Annual Report, in whole or in part, the preceding Compensation Committee Report shall not be incorporated by reference into any such filings.

Compensation Committee Interlocks and Insider Participation

For the year ended December 31, 2018, the Compensation Committee consisted of Ms. Wilson and Messrs. Barron, Heller and Kim. No member of the Compensation Committee is currently or has served as an officer or employee of the Company and none of the members of the Compensation Committee had any “interlocks” within the meaning of Item 407(e)(4) of the SEC Regulation S-K during the year ended December 31, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management, and Related Shareholder Matters

Security Ownership of Directors and Management

The following table sets forth, as of March 11, 2019, certain information with respect to the ordinary shares that may be deemed beneficially owned by each director of ARRIS, each named executive officer of ARRIS, and by all directors and executive officers as a group.

Beneficial Owner(1)	Shares Beneficially Owned (2)	Shares that may be Acquired within 60 Days	Percentage (%)
Andrew B. Barron	5,700	0	*
J. Timothy Bryan	18,200	0	*
James A. Chiddix	55,500	23,400	*
Andrew T. Heller	35,100	10,450	*
Jeong H. Kim	36,885	4,200	*
Bruce McClelland	270,867	0	*
David B. Potts	118,528	22,209	*
Lawrence Robinson	104,626	17,360	*
Barton Y. Shigemura	0	0	*
Robert J. Stanzione	846,653	11,606	*
Doreen A. Toben	23,140	8,000	*
Daniel T. Whalen	28,138	13,766	*
Ian E. Whiting	7,153	6,775	*
Debora J. Wilson	64,300	13,550	*
David A. Woodle	81,451	53,100	*
All directors and executive officers as a group including the above-named persons (21 persons)	1,883,953	221,924	1.08

* Percentage of shares beneficially owned does not exceed one percent.

(1)	Each person has sole investment power and sole voting power with respect to the securities beneficially owned by such person.
(2)	Includes shares that the beneficial owner has the right to acquire within 60 days of March 11, 2019 as shown in the second column.

Security Ownership of Certain Other Beneficial Owners

The following table sets forth information as of March 1, 2019, with respect to each person who is known by the management of ARRIS to be a beneficial owner in respect of more than 5% of ARRIS’s outstanding ordinary shares. Unless otherwise indicated, the beneficial owner has sole voting and investment power and the information below is based upon SEC filings by the person.

Beneficial Owner	Amount of Beneficial Ownership	Percentage
The Vanguard Group, Inc. (1)	15,574,524	8.9%
BlackRock, Inc. (2)	14,612,330	8.4%

(1)	According to the most recent Schedule 13G filed with the SEC on February 11, 2019, Vanguard Group, Inc. has sole voting power with respect to 79,767 shares, shared voting power with respect to 21,881 shares, sole dispositive power with respect to 15,490,468 shares, and shared dispositive power with respect to 84,056 shares. The address for The Vanguard Group, Inc. is 100 Vanguard Blvd, Malvern, PA 19355.

(2)	According to the most recent Schedule 13G filed with the SEC on February 11, 2019, BlackRock, Inc. has sole voting power with respect to 13,942,329 shares and sole dispositive power with respect to 14,612,330 shares. The address for BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Party Transactions

The Company has adopted a written related person transaction policy that governs the review, approval or ratification of covered related person transactions. Our Audit Committee manages this policy. The policy generally provides that we may enter into a related person transaction only if the Audit Committee approves or ratifies such transaction in accordance with the guidelines set forth in the policy and if the transaction is on terms and conditions that are reasonable under the circumstances and in the best interests of the shareholders.

Under the policy a “related party transaction” is one in which we are a participant and that, individually or taken together with related transactions, exceeds, or is reasonably likely to exceed, $120,000 in amount in any year and in which any of the following individuals (a “covered person”) has a direct or indirect material interest:

•	any director or executive officer;

•	any nominee for election as a director;

•	any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company’s voting securities; or

•	any immediate family member of any of the foregoing persons, including any child; stepchild; parent; stepparent; spouse; sibling; mother-, father-, son-, daughter-, brother-, or sister-in-law; and any person (other than a tenant or employee) sharing the same household.

For purposes of the policy, a material interest in a transaction shall not be deemed to exist when a covered person’s interest in the transaction results from (1) the covered person’s (together with his immediate family’s) direct or indirect ownership of less than a 10% economic interest in the other party to the transaction, and/or the covered person’s service as a director of the other party to the transaction, or (2) the covered person’s pro rata participation in a benefit received by him solely as a security holder.

A transaction is deemed to involve us if it involves one of our, or any of our subsidiaries’, vendors or partners and relates to the business relationship between us and any of our subsidiaries and that vendor or partner.

Other than in connection with the Acquisition, there have been no related party transactions since the beginning of the 2018 fiscal year nor are there any such transactions proposed.

For more information regarding the interests of certain ARRIS directors and executive officers in the Acquisition, please see “The Acquisition — Interests of the ARRIS Directors and Executive Officers in the Acquisition” in the Proxy Statement filed by ARRIS with the SEC on December 19, 2018.

Director Independence

For purposes of determining the independence of its directors, the Board has adopted the definition of independence used in the listing standards of The NASDAQ Stock Market (“NASDAQ”). It also considers the definitions of independence used in the Internal Revenue Code and the Securities Exchange Act of 1934, as amended and standards set forth by NASDAQ for purposes of determining whether members of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee are independent. In making determinations, the Board considers that, in the ordinary course of business, transactions may occur between the Company and companies at which some of the directors are or have been outside directors. The Board determines whether such transactions carry any implications to the director’s independence. A copy of the director independence standards is available on the Company’s website at www.arris.com under Company, Investors, Corporate Governance.

Based upon these standards, the Board has determined that all of the directors, other than Messrs. Stanzione and McClelland, meet the independence requirements for the committees on which they serve and for the Board. Mr. Stanzione, as the Executive Chairman, and Mr. McClelland, as the Company’s Chief Executive Officer, are not considered independent for any purpose.

Item 14. Principal Accountant Fees and Services

Fees

The fees billed by Ernst & Young and its affiliates for the last two fiscal years were as follows, all of which were approved by the Audit Committee:

Audit Fees. Fees for audit services totaled $7,321,876 and $7,849,956 in 2018 and 2017, respectively, and include fees, including out-of-pocket expenses, for the current-year audit and related quarterly reviews irrespective of the period in which the related services. This category includes fees for services that generally only the auditor reasonably can provide, such as statutory audits required domestically and internationally; comfort letters; consents; assistance with and review of documents filed with the SEC; Section 404 attestation services; other attestation services that generally only the auditor can provide; work done by tax professionals for the audit or quarterly review; and accounting consultations billed as audit services, as well as other accounting and financial reporting consultation and research work necessary to comply with the standards of the PCAOB.

Audit-Related Fees. Fees for audit-related services totaled $154,288 and $178,287 in 2018 and 2017, respectively. Audit-related services include due diligence in connection with acquisitions, consultation on accounting and internal control matters, and audits in connection with employee benefit plans.

Tax Fees. Fees for tax services, including tax compliance, tax advice and tax planning, totaled $839,390 and $1,536,315 in 2018 and 2017, respectively.

All Other Fees. Fees for all other services not included above were zero and $30,313 in 2018 and 2017, respectively.

Audit Committee Pre-Approval Policy

The Audit Committee has adopted a policy that requires advance approval of all audit, audit-related, tax services, and other permissible non-audit services performed by the independent registered public accounting firm. Prior to engagement, the Audit Committee pre-approves independent registered public accounting firm services and fee amounts or ranges within each category. Either the independent registered public accounting firm or the Company’s Chief Financial Officer (or his designee) must submit to the Audit Committee requests for services to be provided by the independent registered public accounting firm. The Audit Committee may delegate pre-approval authority to one of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next meeting. All services described above were approved by the Audit Committee in accordance with this policy.

The Audit Committee requires the Company’s Internal Audit director to report to the Audit Committee on a periodic basis the results of the Internal Audit director’s monitoring of the independent registered public accounting firm’s performance of all services to the Company and whether the performance of those services was in compliance with the Audit Committee’s pre-approval policy. Both the Internal Audit director and management are required to report immediately to the Audit Committee any breaches by the independent registered public accounting firm of the policy.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(b) Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are ARRIS International plc filings unless otherwise noted

2.1(a)	Bid Conduct Agreement, dated as of November 8, 2018, between ARRIS International plc and CommScope Holding Company, Inc.	November 8, 2018 Form 8-K, Exhibit 2.1

2.1(b)	First Amendment to Bid Conduct Agreement, dated January 2, 2019	January 3, 2019 Form 8-K, Exhibit 2.1

3.1	Article of Association of ARRIS International plc (as of May 11, 2016)	May 12, 2016 Form 8-K, Exhibit 3.1

4.1	Form of Certificate for Ordinary Shares	December 31, 2015 Form 10-K of ARRIS Group, Inc., Exhibit 4.1

4.2	Registration Rights Agreement with General Instrument Holdings, Inc.	April 18, 2013, Form 8-K of ARRIS Group, Inc., Exhibit 4.1

4.3**	Warrant and Registration Rights Agreement dated June 29, 2016, with Comcast Cable Communications Management, LLC	July 5, 2016, Form 8-K, Exhibit 4.1

4.4**	Warrant and Registration Rights Agreement dated September 30, 2016, with Charter Communications Operating, LLC	October 6, 2016, Form 8-K, Exhibit 4.1

10.1(a)*	Amended and Restated Employment Agreement with Robert J. Stanzione, dated August 6, 2001	September 30, 2001 Form 10-Q of ARRIS Group, Inc., Exhibit 10.10(c)

10.1(b)*	Supplemental Executive Retirement Plan for Robert J. Stanzione, effective August 6, 2001	September 30, 2001 Form 10-Q of ARRIS Group, Inc., Exhibit 10.10(d)

10.1(c)*	Amendment to Employment Agreement with Robert J. Stanzione, dated December 8, 2006	December 11, 2006 Form 8-K of ARRIS Group, Inc., Exhibit 10.7

10.1(d)*	Second Amendment to Amended and Restated Employment Agreement with Robert J. Stanzione, dated November 26, 2008	November 28, 2008 Form 8-K of ARRIS Group, Inc., Exhibit 10.8

10.1(e)*	First Amendment to the Robert Stanzione Supplemental Executive Retirement Plan, dated November 26, 2008	November 28, 2008 Form 8-K of ARRIS Group, Inc., Exhibit 10.9

10.1(f)*	Third Amendment dated September 1, 2016 to the Amended and Restated Employee Agreement with Robert Stanzione	September 2, 2016 Form 8-K, Exhibit 10.1

10.1(g)*	Fourth Amendment dated March 30, 2018 to the Amended and Restated Employee Agreement with Robert Stanzione	April 5, 2018 Form 8-K, Exhibit 99.1

10.2(b)*	First Amendment to Employment Agreement with David B. Potts, dated November 26, 2008	November 28, 2008 Form 8-K of ARRIS Group, Inc., Exhibit 10.6

10.3(a)*	Employment Agreement with Tim O’Loughlin dated January 4, 2016	March 31, 2017 Form 10-Q, Exhibit 10.1

10.4*	Amended and Restated Employment Agreement with Bruce McClelland effective as of September 1, 2016	August 24, 2016 Form 8-K, Exhibit 10.1

10.5*	Deed Poll of Indemnity with Directors	January 4, 2016 Form 8-K, Exhibit 10.1

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are ARRIS International plc filings unless otherwise noted

10.6*	Form of Employment Agreement Waiver entered into with each Executive Officer as of January 3, 2014 (Pace combination)	January 4, 2016 Form 8-K, Exhibit 10.13

10.7*	Form of Opt Plan Waiver	January 4, 2016 Form 8-K, Exhibit 10.12

10.8(a)*	ARRIS International plc Amended and Restated Employee Stock Purchase Plan	January 4, 2016 Form 8-K, Exhibit 10.2

10.8(b)*	First Amendment to the Amended and Restated Employee Stock Purchase Plan	June 30, 2017 Form 10-Q, Exhibit 10.1

10.9*	ARRIS International plc 2011 Stock Incentive Plan	January 4, 2016 Form 8-K, Exhibit 10.3

10.10*	Broadband Parent Corporation 2001 Stock Incentive Plan	January 4, 2016 Form 8-K, Exhibit 10.4

10.11*	ARRIS Group, Inc. 2004 Stock Incentive Plan	January 4, 2016 Form 8-K, Exhibit 10.5

10.12*	ARRIS Group, Inc. 2007 Stock Incentive Plan	January 4, 2016 Form 8-K, Exhibit 10.6

10.13*	ARRIS Group, Inc. 2008 Stock Incentive Plan	January 4, 2016 Form 8-K, Exhibit 10.7

10.14*	BigBand Networks, Inc. 2007 Equity Incentive Plan	January 4, 2016 Form 8-K, Exhibit 10.8

10.15*	Pace Sharesave Plan	January 4, 2016 Form 8-K, Exhibit 10.9

10.16*	Assumption Agreement for benefit plans (Pace combination)	January 4, 2016 Form 8-K, Exhibit 10.10

10.17*	Form of Deed of Grant for Pace Sharesave Plan	January 4, 2016 Form 8-K, Exhibit 10.11

10.18*	Form of Stock Options Grant under 2001 and 2004 Stock Incentive Plans	March 31, 2005 Form 10-Q of ARRIS Group, Inc., Exhibit 10.20

10.19*	Form of Restricted Stock Grant under 2001 and 2004 Stock Incentive Plans	March 31, 2005 Form 10-Q of ARRIS Group, Inc., Exhibit 10.21

10.20*	Form of Incentive Stock Option Agreement	September 30, 2007, Form 10-Q of ARRIS Group, Inc., Exhibit 10.1

10.21*	Form of Nonqualified Stock Option Agreement	September 30, 2007, Form 10-Q of ARRIS Group, Inc., Exhibit 10.2

10.22*	Form of Restricted Stock Award Agreement	September 30, 2007, Form 10-Q of ARRIS Group, Inc., Exhibit 10.3

10.23*	Form of Nonqualified Stock Options Agreement	April 11, 2008, Form 8-K of ARRIS Group, Inc., Exhibit 10.1

10.24*	Form of Restricted Stock Grant	April 11, 2008, Form 8-K of ARRIS Group, Inc., Exhibit 10.2

10.25*	Form of Restricted Stock Unit Grant	April 11, 2008, Form 8-K of ARRIS Group, Inc., Exhibit 10.3

10.26*	Form of Restricted Stock Agreement	March 31, 2009, Form 10-Q of ARRIS Group, Inc., Exhibit 10.24

10.27*	Form of Restricted Stock Unit	March 31, 2009, Form 10-Q of ARRIS Group, Inc., Exhibit 10.25

10.28*	Assumption Agreement for Benefit Plans (Motorola Home acquisition)	April 16, 2013, Form 8-K of ARRIS Group, Inc., Exhibit 10.1

10.29*	Form of Restricted Stock Grant Award Agreement under 2011 and 2016 Stock Incentive Plans	April 16, 2013, Form 8-K of ARRIS Group, Inc., Exhibit 10.3

Exhibit Number	Description of Exhibit	The filings referenced for incorporation by reference are ARRIS International plc filings unless otherwise noted

10.30*	Form of Change of Control Waiver (Motorola Home acquisition)	April 16, 2013, Form 8-K of ARRIS Group, Inc., Exhibit 10.4

10.31(a)	Amended and Restated Credit Agreement dated as of June 18, 2015	June 19, 2015, Form 8-K of ARRIS Group, Inc., Exhibit 10.1

10.31(b)	Third Amendment and Consent to Amended and Restated Credit Agreement dated as of October 17, 2017	October 19, 2017, Form 8-K, Exhibit 10.1

10.31(c)	Fourth Amendment and Consent to Amended and Restated Credit Agreement dated as of December 20, 2017	December 26, 2017, Form 8-K, Exhibit 10.1

10.32*	ARRIS International plc 2016 Stock Incentive Plan	May 12, 2016, Form 8-K, Exhibit 10.1

21	Subsidiaries of the Registrant	Previously filed.

23	Consent of Independent Registered Public Accounting Firm	Previously filed.

31.1	Section 302 Certification of the Chief Executive Officer	Filed herewith.

31.2	Section 302 Certification of the Chief Financial Officer	Filed herewith.

32.1	Section 906 Certification of the Chief Executive Officer	Previously filed.

32.2	Section 906 Certification of the Chief Financial Officer	Previously filed.

101.INS	XBRL Instant Document	Previously filed

101.SCH	XBRL Taxonomy Extension Schema Document	Previously filed

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Previously filed

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Previously filed

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Previously filed

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Previously filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 29, 2019

ARRIS INTERNATIONAL PLC

By:	/s/ David B. Potts
David B. Potts
Executive Vice President,
Chief Financial Officer and
Chief Accounting Officer

40